Form 10-K405/A
period 1995-09-30
FSF FINANCIAL CORP
filed 1996-05-13
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K405\A
(Mark One)
      AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       September 30, 1995
                          -----------------------------------

                                    - or -

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission Number:  0-24648

                           FSF FINANCIAL CORP.
            (Exact name of Registrant as specified in its Charter)

                     Minnesota                                41-1783064
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                         Identification No.)

201 Main Street South, Hutchinson, Minnesota                    55350-2573
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:     (612) 234-4501

Securities registered pursuant to Section 12(b) of the Act:     None
                                                             ------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on May 1, 1996, was $39,079,955 (3,095,442 shares at $12.625 per share).

      As of May 1, 1995 there were issued and outstanding 3,425,596 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1994. (Parts I, II and IV)
     2. Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders. (Part III)

                                    PART II




Item 8.     Financial Statements and Supplementary Data.

            Independent Auditor's Reports - Previous Auditor

                            McGLADREY & PULLEN, LLP
                 Certified Public Accountants and Consultants

                         INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
First Federal Savings and Loan
  Association of Hastings
Hastings, Minnesota

We have audited the statements of income, retained earnings, and cash flows of First Federal Savings and Loan Association of Hastings for the year ended September 30, 1993. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of First Federal Savings and Loan Association of Hastings for the year ended September 30, 1993, in conformity with generally accepted accounting principles.




                                                       McGLADREY & PULLEN, LLP




Rochester, Minnesota
October 29, 1993

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FSF FINANCIAL CORP.

                                          By:   \s\ Donald A. Glas
                                                Donald A. Glas
                                                Co-Chair of the Board and Chief
                                                   Executive Officer
                                                (Principal Executive Officer)

                                          Date:  May 9, 1996

                                          By:   \s\ Richard H. Burgart
                                                Richard H. Burgart
                                                Chief Financial Officer and
                                                   Treasurer
                                                (Principal Financial and
                                                    Accounting Officer)

                                          Date: May 9, 1996