Form 10-Q
period 1996-06-30
FSF FINANCIAL CORP
filed 1996-08-09
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                  to

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Minnesota                                41-1783064
(State or other jurisdiction               (I.R.S. employer identification no.)
of incorporation or organization)

201 Main Street South,  Hutchinson, Minnesota          55350-2573
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (612) 234-4500


               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X           No


                                          APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 5, 1996.
                                                   --------------

         Class                                      Outstanding
$.10 par value common stock                      3,477,694 shares

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                     1
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                       15
Item 2.           Changes in Securities                                   15
Item 3.           Defaults upon Senior Securities                         15
Item 4.           Submission of Matters to a Vote of Security Holders     15
Item 5.           Other Information                                       15
Item 6.           Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                                16

                       FSF FINANCIAL CORP. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        June 30, September 30,
                                                                         1996         1995
                                                                     ------------------------
                                                                          (In thousands)
                                           ASSETS
                                           ------
Cash and cash equivalents:
   Interest bearing ...............................................   $   2,858    $  12,448
   Non-interest bearing ...........................................       2,806        2,407
Securities available for sale, at fair value:
   Equity securities ..............................................      17,153       16,165
   Mortgage-backed and related securities .........................      16,180       16,141
Securities held to maturity, at amortized cost:
   Debt securities (estimated fair value of $40,932 and $40,097) ..      44,340       41,914
   Mortgage-backed and related securities (estimated fair
       value of $36,947 and $35,112) ..............................      38,573       37,110
Loans held for sale (fair value of $464 and $251) .................         455          230
Loan receivable, net ..............................................     201,430      170,832
Accrued interest receivable .......................................       2,280        2,097
Foreclosed real estate ............................................         148           89
Premises and equipment ............................................       3,786        3,758
Other assets ......................................................       1,386        1,414
                                                                      ---------    ---------

          Total Assets ............................................   $ 331,395    $ 304,605
                                                                      =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Liabilities:
     Deposits .....................................................     188,386    $ 171,516
     Federal Home Loan Bank borrowings ............................      93,769       73,807
     Other liabilities ............................................       1,616        1,931
                                                                      ---------    ---------
          Total liabilities .......................................     283,771      247,254
                                                                      ---------    ---------
Commitments and contingencies:
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                        -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,499,905 shares issued ...................         450          450
     Additional paid in capital ...................................      43,139       43,069
     Retained earnings, substantially restricted ..................      22,356       22,158
     Treasury stock at cost (1,023,583 and 224,825 shares) ........     (13,101)      (2,589)
     Unearned ESOP shares at cost (281,452 and 310,254 shares) ....      (2,815)      (3,103)
     Unearned MSP stock grants at cost (138,840 and 159,322 shares)      (1,470)      (1,688)
     Unrealized (loss) on securities available for sale ...........        (935)        (946)
                                                                      ---------    ---------
          Total stockholders' equity ..............................      47,624       57,351
                                                                      ---------    ---------

          Total Liabilities and Stockholders' Equity ..............   $ 331,395    $ 304,605
                                                                      =========    =========




            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                      For Three Months                     For Nine Months
                                                                       Ended June 30,                       Ended June 30,
                                                              ----------------------------------     -----------------------------
                                                                   1996             1995                 1996         1995
                                                              ----------------------------------     -----------------------------
                                                                             (In thousands, except per share data)
Interest income:
     Loans receivable                                         $   4,070  $          2,904      $       11,633  $      7,903
     Mortgage-backed and related securities                         861               884              2,386          2,700
     Investment securities                                          967             1,048              2,950          3,288
                                                              ----------------------------     -----------------------------
          Total interest income                                   5,898             4,836             16,969         13,891
                                                              ----------------------------     -----------------------------
Interest expense:
     Deposits                                                     2,076             1,797              6,184          4,812
     Borrowed funds                                               1,351               726              3,797          1,833
                                                              ----------------------------     -----------------------------
          Total interest expense                                  3,427             2,523              9,981          6,645
                                                              ----------------------------     -----------------------------
          Net interest income                                     2,471             2,313              6,988          7,246
     Provision for loan losses                                       15                 6                 27             18
                                                              ----------------------------     -----------------------------
          Net interest income after provision for loan losses     2,456             2,307              6,961          7,228
                                                              ----------------------------     -----------------------------
Noninterest income:
     Gain on loans sold - net                                         3                 -                 17              4
     Other service charges and fees                                  78                42                173             66
     Service charges on deposit accounts                            204               153                555            449
     Commission income                                               87                53                190            121
     Other                                                           20                63                 81            158
                                                              ----------------------------    -----------------------------
          Total noninterest income                                  392               311              1,016            798
                                                              ----------------------------     -----------------------------
Noninterest expense:
     Compensation and benefits                                    1,063             1,074              3,294          3,021
     Occupancy and equipment                                        193               151                596            527
     Deposit insurance premiums                                     103                88                297            268
     Data processing                                                 97               140                293            424
     Professional fees                                               64                70                187            178
     Other                                                          236               242                707            660
                                                              ----------------------------     -----------------------------
          Total noninterest expense                               1,756             1,765              5,374          5,078
                                                              ----------------------------     -----------------------------
          Income before provision for income taxes and
              cumulative effect of change in accounting princi    1,092               853              2,603          2,948
Income tax expense                                                  408               322              1,038          1,165
                                                              ----------------------------     -----------------------------
          Income before cumulative effect of change in
             accounting principle                                  684               531              1,565          1,783
Cumulative effect of change in accounting for securities
             available for sale                                      -                 -                  -            382
                                                              ----------------------------     -----------------------------
          Net income                                          $    684    $          531       $      1,565  $       2,165
                                                              ============================     =============================

Earnings per share
      Before cumulative effect of change in
        accounting principle                                  $   0.21    $          0.14      $       0.44  $        0.45
      Cumulative effect of change in accounting principle            -                  -                 -           0.10
                                                              ----------------------------     -----------------------------
      Total                                                   $   0.21    $          0.14      $        0.44 $        0.55
                                                              ============================     =============================

Weighted average number of shares outstanding                    3,354              3,887              3,578         3,947

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months           Nine Months
                                                                         Ended                  Ended
                                                                        June 30,               June 30,
                                                                ------------------------------------------------
                                                                     1996      1995       1996        1995
                                                                ------------------------------------------------
Cash flows from operating activities:                                          (In thousands)
     Net income                                                 $    684    $    531    $  1,565    $  2,165
     Adjustments  to  reconcile  net income to
       net cash  provided  by  operating activities:
     Depreciation                                                     85          80         249         233
     Net amortization of discounts and premiums on
        securities held for investment                                (9)        (22)        (27)        (47)
     Provision for loan losses                                        15           6          27          18
     Net market value adjustment on ESOP shares                       15          23          51          23
     Amortization of ESOP and MSP stock compensation                 169         134         517         447
     Gain on sale of REO                                               -          44           -          44
     Net loan fees deferred and amortized                             73         129         162         113
     Federal Home Loan Bank stock dividend                             -           -         (81)          -
     Change in accounting for securities available for sale            -           -           -        (382)
     (Increase) decrease in:
        Loans held for sale                                         (262)         12        (225)        498
        Accrued interest receivable                                 (317)       (332)       (183)       (681)
        Other assets                                                 163           9          27         515
     Increase (decrease) in:
        Net deferred tax liability                                   (99)       (121)       (112)       (127)
        Accrued interest payable                                       1          39         (21)          1
        Accrued income tax                                            37          93        (107)        411
        Accrued liabilities                                           78           7         158        (478)
        Deferred compensation payable                                 99          87          64         242
                                                                --------------------------------------------
Net cash provided by operating activities                            732         719       2,064       2,995
                                                                --------------------------------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net       (9,389)    (12,262)    (20,427)    (23,072)
     Purchase of loans                                                 -      (5,806)    (10,410)     (8,905)
     Purchase of securities available for sale                      (395)       (699)       (919)     (1,183)
     Principal payments on mortgage-related securities
        held to maturity                                               5          17          33          73
     Purchase of mortgage-related securities held to maturity
                                                                       -      (2,380)     (1,494)     (3,924)
     Purchases of  securities held to maturity                    (9,000)       (999)    (19,552)    (13,626)
     Proceeds from maturities of  securities held to maturity      1,000       2,100      17,150       2,100
     Investment in foreclosed real estate                             (2)        (33)         (9)        (36)
     Proceeds from sale of foreclosed real estate                      -         502           -         502
     Purchases of equipment and property improvements                (34)        (32)       (277)       (256)
                                                                --------------------------------------------
Net cash (used in) investing activities                         $(17,815)   $(19,592)   $(35,905)   $(48,327)
                                                                --------------------------------------------

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                          Three Months                   Nine Months
                                                                              Ended                          Ended
                                                                            June 30,                       June 30,
                                                                -------------------------------------------------------------
                                                                       1996           1995           1996           1995
                                                                -------------------------------------------------------------
Cash flows from financing activities:                                                  (In thousands)
     Net increase (decrease) in deposits,                       $        (435)    $   11,966    $    16,871    $     11,036
     Net increase (decrease) in short-term borrowings                   9,922          7,927         19,961          14,897
     Net increase in mortgage escrow funds                               (359)          (294)          (311)           (233)
     Expenses related to stock offering                                     -              -              -          (1,496)
     Treasury stock purchased                                          (4,970)        (2,589)       (10,559)         (2,589)
     Purchase of stock for MSP                                              -              -              -          (1,905)
     Proceeds from exercise of stock options                               15             38             55              38
     Dividend paid on common stock                                       (439)          (450)        (1,367)         (1,012)
     Refund of proceeds from stock offering                                 -              -              -         (23,032)
                                                                -------------------------------------------------------------
Net cash provided by (used in) financing activities                     3,734         16,598         24,650          (4,296)
                                                                -------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  (13,349)        (2,275)        (9,191)        (49,628)

Cash and cash equivalents:
     Beginning of period                                               19,013         22,638         14,855          69,991
                                                                -------------------------------------------------------------

     End of period                                               $      5,664     $   20,363    $     5,664   $      20,363
                                                                =============================================================
Supplemental disclosures of cash flow information:
      Cash payments for:
        Interest on advances and other borrowed money            $      1,328    $        679   $     3,784   $       1,779
        Interest on deposits                                            2,078           1,757         6,197           4,817
        Taxes paid                                                        469             307         1,262             837

Supplemental schedule of noncash investing and financing activities:

     Reinvested amounts of capital gains and dividend
        from mutual fund investments
                                                                           89             169           192             542
     Refinancing of sale of real estate owned                               -             436             -             436



            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

           The unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 1996, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiary, First Federal fsb (the "Bank") and Firstate
           Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

           Reclassification

           Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 3 - NEW ACCOUNTING STANDARDS

           The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," on October 1, 1995. SFAS No. 114, issued in May 1993, requires measurement of impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when the Bank determines that foreclosure is probable. The Bank has had no impaired loans during fiscal 1996.

           The Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights - An Amendment of SFAS No. 65," prospectively as of October 1, 1996. Issued in May 1995, SFAS 122 amends certain provisions of SFAS No. 65 to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights acquired through purchase transactions. The statement requires a mortgage banking enterprise, which sells or securitizes loans and retains the related mortgage servicing rights, to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The Bank amortizes its mortgage servicing rights using a method which results in charges to income in proportion to, and over the period of, the estimated net servicing income. The capitalized servicing rights, and the amortization thereon, are periodically evaluated for impairment based on fair value. The risk characteristics of the loans underlying the Bank's mortgage servicing rights are stratified based on loan type to evaluate impairment of capitalized servicing rights.

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Corporation's total assets at June 30, 1996, and September 30, 1995 totaled 859263119$331.4 million and $304.6 million, respectively. The increase of $26.8 million was primarily a result of an increase in loans receivable.

Cash and cash equivalents totaled 859263575$5.7 million at June 30, 1996, which represented a decrease of $9.2 million or 61.9% as compared with September 30, 1995. The Corporation utilized cash and cash equivalents to repurchase 802,485 shares of its common stock.

Securities available for sale increased $1.0 million between September 30, 1995, and June 30, 1996, as a result of purchases.

Securities held to maturity increased from $79.0 million at September 30, 1995, to $82.9 million at June 30, 1996. The increase of $3.9 million, or 4.9%, represented purchases of additional securities.

Loans held for sale increased $225,000, to $455,000 at June 30, 1996, from $230,000 at September 30, 1995. As of June 30, 1996, the Bank had a forward commitment to sell $327,850 of loans held for sale to the Federal Home Loan Mortgage ("FHLMC") which in effect would reduce the balance of loans held for sale to $127,000 as of June 30, 1996.

Loans receivable, net increased $30.6 million or 17.9% to $201.4 million at June 30, 1996, from $170.8 million at September 30, 1995. Mortgage loan originations totaled $48.8 million during the period, and the Bank purchased $5.9 million in single-family residential mortgages and $4.5 million in commercial loans. All of the mortgages purchased were single-family residential mortgages located within Minnesota and individually underwritten by the Bank. The loans were adjustable rate mortgages ("ARMs") and provided a net yield to the Bank that was approximately 25 basis points less than the Bank's origination rate. The commercial loans meet the risk profile established by the Bank, have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to begin to diversify the composition of its loan portfolio.

Foreclosed real estate at September 30, 1995, totaled $89,000, and $148,000 as of June 30, 1996. The foreclosed real estate at June 30, 1996, consisted of two single-family residential properties. No loss is expected in the disposition of the properties, however, there can be no assurances that future market conditions will not affect the market value of such properties.

Deposits after interest credited increased from $171.5 million at September 30, 1995, to $188.4 million at June 30, 1996, an increase of $16.9 million or 9.8%. Overall cost of funds increased during the period as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowing increased $20.0 million from $73.8 million at September 30, 1995, to $93.8 million at June 30, 1996. The borrowings were utilized as an additional source of funding of the overall growth in total assets.

The Corporation completed the repurchase of 802,485 shares of common stock, thereby increasing the total number of treasury shares to 1,023,583 at June 30, 1996. Total stockholders' equity decreased from $57.4 million at September 30, 1995, to $47.6 million at June 30, 1996. Repurchased shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. The $9.7 million decrease in stockholders' equity was a direct result of the repurchase of additional shares during the period. As a result of the repurchases, book value per share increased from $15.07 at September 30, 1995, to $15.61 at June 30, 1996, an increase of 3.5%.

Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are placed on a non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending of the assessment of the ultimate collectibility of the loan.

During the nine months ended June 30, 1996, and 1995, approximately $23,963 and $6,348 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15 and the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                                                                              At June 30,
                                                                         ------------------------------------------------------
                                                                                    1996                       1995
                                                                         ------------------------------------------------------
                                                                                            (In Thousands)
      Loans accounted for on a non-accrual basis:
      Mortgage loans:
        Residential construction loans                                          $                 -           $              -
        Permanent loans secured by one-to-four-family units                                      22                          3
      Non-mortgage loans:
        Consumer                                                                                 59                         25
                                                                         ------------------------------------------------------
      Total non-accrual loans
                                                                                                 81                         28
      Foreclosed real estate
                                                                                                148                         73
                                                                         ------------------------------------------------------
      Total non-performing assets                                               $               229          $             101
                                                                         ======================================================
      Total non-performing loans to net loans                                                  0.04%                      0.02%
                                                                         ======================================================
      Total non-performing loans to total assets                                               0.02%                      0.01%
                                                                         ======================================================
      Total non-performing assets to total assets                                              0.07%                      0.04%
                                                                         ======================================================

Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off.

An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard." with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses, including all loans over 60 days delinquent, are required to be designated "special mention" by management. The OTS has promulgated regulations that discontinue the classification of assets as special mention. However, the Bank continues to utilize this category.

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At June 30, 1996, First Federal had total classified assets of $3.2 million of which $2.0 million were considered substandard and no assets were classified as loss. Special mention assets totaled $1.2 million at June 30, 1996. Loans classified as loss include consumer loans which have been charged off but the Bank is still receiving principal payments.

The following table set forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                               For the Three Months              For the Nine Months
                                                                   At June 30,                       At June 30,
                                                           -----------------------------     -----------------------------
                                                               1996           1995                1996          1995
                                                           -----------------------------     -----------------------------
                                                                  (In Thousands)                    (In Thousands)
Total loans outstanding (1)                                   $  201,885     $  148,326          $  201,885    $  148,326
                                                           =============================     =============================
Average loans outstanding                                     $  198,301     $  139,403          $  187,228    $  129,276
                                                           =============================     =============================
Allowance balance (beginning of period)                       $      752     $      757          $      764    $      748
                                                           -----------------------------     -----------------------------
Provision (credit):
  Residential (2)                                                      -              -                   -             -
  Commercial real estate                                               -              -                   -             -
  Construction                                                         -              -                   -             -
  Non-mortgage and other (including land)                             15              6                  27            18
                                                           -----------------------------     -----------------------------
     Total provision                                                  15              6                  27            18
Charge-off:
  Residential (2)                                                      -              -                   -             -
  Non-mortgage and other (including land)                              5              4                  30            13
                                                           -----------------------------     -----------------------------
      Total charge-offs                                                5              4                  30            13
Recoveries:
  Residential (2)                                                      -              -                   -             -
  Commercial real estate                                               -              -                   -             -
  Non-mortgage and other (including land)                              -              5                   1            10
                                                           -----------------------------     -----------------------------
     Total recoveries                                                  -              5                   1            10
                                                           -----------------------------     -----------------------------
Net charge-offs                                                        5            (1)                  29             3
                                                           ---------------------------------------------------------------
Allowance balance (end of period)                             $      762     $      764          $      762    $      763
                                                           ===============================================================
Allowance as percent of total loans                                 0.38%          0.52%               0.38%         0.52%
Net loans charge off as a percent of average loans                     -              -                   -             -

     ---------------------------------------

     (1) Includes total loans (including loans held for sale), net of loans in process.

     (2) Includes one- to four-family and multi-family residential real estate loans.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Net Income. The Corporation recorded net income of $684,000 for the three months ended June 30, 1996, as compared to net income of $531,000 for the three month period ended June 30, 1995. The increase in net income of $153,000 or 28.8% was the result of higher net interest income. In general, interest rates increased during the three months ended June 30, 1996, and in particular, shorter term rates increased less than longer term rates, causing a steepening of the yield curve. The Bank prices many of its lending products against intermediate rates and its savings products against short term rates. As a result of the steepening of the yield curve, average interest spread for the three months ended June 30, 1996, decreased to 2.37% from 2.62% for the three months ended June 30, 1995. Management can make no assertions regarding the future movement of such interest rates or the impact of interest rate movements on the Bank's interest spread or interest margin.

Total Interest Income. Total interest income increased by $1.1 million or 22.0% to $5.9 million for the three months ended June 30, 1996, from $4.8 million for the three months ended June 30, 1995, due primarily to increases in the average balance of interest earning assets of $63.1 million which more than offset the decline in yield. The average yield on loans decreased to 8.21% for the quarter ended June 30, 1996, from 8.33% for the quarter ended June 30, 1995. The average balance of mortgage-backed securities increased by $3.7 million from $52.0 million for the three months ended June 30, 1995, to $55.7 million for the three months ended June 30, 1996. During this same period, the average yield on mortgage-backed securities decreased from 6.81% to 6.18% or 63 basis points (100 basis points equals 1%). The decrease in yields on interest earning assets was primarily caused by the lower relative level of interest rates in 1996 versus 1995. The average balance of investment securities were approximately the same in the comparative periods, while the average yield decreased to 5.56% for 1996 from 6.06% for 1995.

Total Interest Expense. Total interest expense increased to $3.4 million for the three months ended June 30, 1996, from $2.5 million for the same period in 1995. The average balance of interest-bearing deposits increased from $161.5 million for the three months ended June 30, 1995, to $188.1 million for the three months ended June 30, 1996. This increase was comprised of interest credited and an increase of non-certificate accounts which generally have interest rates which are lower than the rates paid on certificate accounts. The average cost of deposits decreased by 4 basis points to 4.41% for the three months ended June 30, 1996. As the overall mix of deposits changed, the cost decreased slightly. No assurance can be made that deposits can be maintained in the future without increasing the cost of funds if interest rates should increase. The average balance of borrowings increased $42.0 million to $90.6 million for the three months ended June 30, 1996, from $48.6 million for the three months ended June 30, 1995, however, the cost of such borrowings remained at 5.97%. The overall cost of funds increased from 4.80% for the three months ended June 30, 1995, to 4.92% for the three months ended June 30, 1996 due to the increase in borrowings relative to the increase in deposits. The Bank utilized borrowings to supplement deposits and meet other liquidity needs.

Net Interest Income. Net interest income increased from $2.3 million for the three months ended June 30, 1995, to $2.5 million for the same period ended June 30, 1996, an increase of $159,000 or 6.9%. Average interest-earning assets increased $63.1 million, from $260.6 million for the three months ended June 30, 1995, to $323.7million for the three months ended June 30, 1996, while the average yield on interest-earning assets decreased 13 basis points from 7.42% for 1995 to 7.29% for 1996. Average interest bearing liabilities increased by $68.5 million to $278.7 million for the three months ended June 30, 1996, from $210.2 million for the three months ended June 30, 1995, and the cost of interest-bearing liabilities increased from 4.80% for 1995 to 4.92% in 1996.

Provision for Loan Losses. The Bank's provision for loan losses was $15,000 for the three months ended June 30, 1996, compared to $6,000 for the same period in 1995. The Bank's allowance for loan losses was $762,000 and $763,000 at June 30, 1996, and June 30, 1995, respectively. At June 30, 1996, the Bank's allowance for loan losses constituted 205.8% of non-performing assets as compared to 755.4% of non-performing assets at June 30, 1995. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                                 Three Months Ended June 30,
                                        -------------------------------------------------------------------------------------------
                                              1996                                               1995
                                        -------------------------------------------------------------------------------------------
                                                                          Interest                                         Interest
                                             Average                     Yields and             Average                   Yields and
Assets:                                      Balance        Interest     Rates (1)              Balance       Interest     Rates (1)
                                        --------------------------------------------------------------------------------------------
     Loans receivable (2)                  $  198,301       $  4,070         8.21 %         $    139,403      $  2,904        8.33 %
     Mortgage-backed securities                55,749            861         6.18                 51,957           884        6.81
     Investment securities (3)                 69,643            967         5.56                 69,211         1,048        6.06
                                        ----------------------------                        --------------------------
          Total interest-earning assets       323,693          5,898         7.29                260,571         4,836        7.42
                                                      --------------                                     -------------
          Other assets                          7,960                                              9,662
                                        -------------                                       ------------

Total assets                               $  331,653                                       $    270,233
                                        =============                                       ============

Liabilities:
     Interest-bearing deposits             $  188,128       $  2,076         4.41 %         $    161,532      $  1,797        4.45 %
     Borrowings                                90,557          1,351         5.97                 48,621           726        5.97
                                        ----------------------------                        --------------------------
          Total interest-bearing
            liabilities                       278,685          3,427         4.92 %              210,153         2,523        4.80 %
                                                      --------------                                     -------------
     Other liabilities                          3,090                                              1,917
                                        -------------                                       ------------
          Total liabilities                   281,775                                            212,070

Stockholders' equity                           49,878                                             58,163
                                        -------------                                       ------------

Total liabilities and stockholders'
     equity                                $  331,653                                       $    270,233
                                        =============                                       ============

Net interest income                                         $  2,471                                          $  2,313
Net Spread (4)                                                               2.37 %                                           2.62 %
Net Margin (5)                                                               3.05 %                                           3.55 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                      1.18X                                              1.24X

(1)  Annualized
(2)  Average balances include non-accrual loans and loans held for sale.
(3)  Includes interest-bearing deposits in other financial institutions.
(4) Net spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net margin represents net interest income as a percentage of average interest-earning assets.



Non-interest Income. Total non-interest income increased $81,000 during the three month period ended June 30, 1996, to $392,000 as compared to the same period in 1995. Loan origination fees increased from $42,000 for the three months ended June 30, 1995, to $78,000 for the three months ended June 30, 1996, due to a higher level of originations. Loan and other customer service fees increased from $153,000 for the three months ended June 30, 1995, to $204,000 for the three months ended June 30, 1996, due to an increase in deposit related fees and to a larger percentage of mortgages being closed in-house.

Non-interest expense. Total non-interest expense decreased $9,000 over the periods compared. Compensation and benefits remained relatively stable decreasing to $1,063,000 for 1996 from $1,074,000 for 1995. Occupancy expense was $193,000 for the three months ended June 30, 1996, versus $151,000 for the same period in 1995. The increase can be attributed to the opening of the Bank's Waite Park office (additional rent expense) and to a decrease in facilities rented to others. Deposit insurance premiums increased due to an increase in the overall level of deposits. Data processing decreased from $140,000 for the three months ended June 30, 1995, to $97,000 for the three months ended June 30, 1996, as the Bank continued to realize cost savings as a result of the consolidation of its data processing. Professional fees decreased $6,000 from $70,000 in 1995 to $68,000 in 1996.

Income Tax Expense. Income taxes increased by $86,000 or 26.7%, to $408,000 for the three month period ended June 30, 1996, from $322,000 for the same period in 1995, primarily due to the increase of $239,000 in income before tax.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

Net Income. The Corporation recorded net income of $1.6 million for the nine months ended June 30, 1996, as compared to net income of $2.2 million for the nine month period ended June 30, 1995. Included in 1995's income was a $382,000 one-time positive adjustment to income resulting from a change in accounting for securities available for sale due to the adoption of SFAS No. 115. Net income for the nine months ended June 30, 1995, was $1,783,000 prior to the adjustment, versus $1,565,000 for the nine months ended June 30, 1996, a decrease of $218,000.

Total Interest Income. Total interest income increased by $3.1 million or 22.2% to $17.0 million for the nine months ended June 30, 1996, from $13.9 million for the nine months ended June 30, 1995. The yield on mortgage-backed securities decreased to 5.89% and the yield on investment securities increased to 5.69% for the nine months ended June 30, 1996, compared to the mortgaged-backed securities yield of 7.05% and the investment securities yield of 5.53% for the same period ended June 30, 1995.

Total Interest Expense. Total interest expense increased to $10.0 million for the nine months ended June 30, 1996, from $6.6 million for the nine months ended June 30, 1995. Average interest bearing liabilities increased from $201.8 million in 1995 to $266.4 million in 1996 and the cost of the liabilities increased from 4.39% for the nine months ended June 30, 1995, to 5.00% for the nine months ended June 30, 1996. Interest on deposits increased $1.4 million and the average rate increased from 4.06% to 4.53% during the comparison period. Average borrowings increased from $43.6 million for the nine months ended June 30, 1995, to $84.3 million for the nine months ended June 30, 1996, and the cost of the borrowings increased from 5.60% to 6.00% due to the continued upward movement in interest rates during most of the period. Management believes that the Bank may continue to experience upward pressure on deposit and borrowing rates especially if the Federal Reserve should further increase the discount rate.

Net Interest Income. Net interest income decreased from $7.2 million for the nine months ended June 30, 1995, to $7.0 million for the same period ended June 30, 1996, an decrease of $200,000 or 2.8%. The decrease is mostly a result of a decrease in net spread from 2.74% for the nine months ended June 30, 1995, to 2.29% for the nine months ended June 30, 1996. Although the average yield on earning assets increased 16 basis points, the average cost of interest bearing liabilities increased 61 basis points.

Provision for Loan Losses. The Bank's provision for loan losses increased from $18,000 for the nine months ended June 30, 1995, to $27,000 for the nine months ended June 30, 1996. See also "Comparison of the Three Months Ended June 30, 1996 and 1995 -- Provision for Loan Losses."

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                      Nine Months Ended June 30,
                                      ----------------------------------------------------------------------------------------------
                                          1996                                             1995
                                      ----------------------------------------------------------------------------------------------
                                                                      Interest                                         Interest
                                         Average                     Yields and             Average                   Yields and
Assets:                                  Balance        Interest     Rates (1)              Balance       Interest     Rates (1)
                                      ----------------------------------------------------------------------------------------------
     Loans receivable (2)             $   187,228       $ 11,633         8.28 %           $  129,276        $  7,903    $   8.15 %
     Mortgage-backed securities            54,037          2,386         5.89                 51,072        2,700           7.05
     Investment securities (3)             69,102          2,950         5.69                 79,244        3,288           5.53
                                      --------------------------                        -----------------------------
          Total interest-
            earning assets                310,367         16,969         7.29                295,592      13,891            7.13
                                                      ----------                                        -------------
          Other assets                     10,160                                              9,741
                                      -----------                                       ------------

Total assets                          $   320,527                                         $  269,333
                                      ===========                                       ============

Liabilities:
     Interest-bearing deposits        $   182,085       $  6,184         4.53 %           $  158,201            $4,812      4.06
     Borrowings                            84,337          3,797         6.00                 43,639             1,833      5.60
                                      --------------------------                        ------------------------------
          Total interest-
            bearing liabilities           266,422          9,981         5.00 %              201,740             6,645      4.39 %
                                                      ----------                                         -------------
     Other liabilities                      1,820                                             18,085
                                      -----------                                       ------------
          Total liabilities               268,242                                            219,925

Stockholders' equity                       52,285                                             49,408
                                      -----------                                       ------------

Total liabilities and stockholders'
     equity                           $   320,275                                         $  269,333
                                      ===========                                       ============

Net interest income                                     $  6,988                                             $  7,246

Net Spread (4)                                                           2.29 %                                             2.74 %
Net Margin (5)                                                           3.00 %                                             3.72 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                  1.17X                                              1.29X

(1)  Annualized
(2)  Average balances include non-accrual loans and loans held for sale.
(3)  Includes interest-bearing deposits in other financial institutions.
(4) Net spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net margin represents net interest income as a percentage of average interest-earning assets.

Non-interest Income. Total non-interest income increased from $798,000 for the nine months ended June 30, 1995, to $1,016,000 for the nine months ended June 30, 1996. Loan origination fees increased from $66,000 for the 1995 fiscal year to $173,000 for the 1996 fiscal year due to the increased level of originations and to the origination of more loans with associated fees that could be recognized in current income. Loan and other customer service fees increased from $449,000 for the nine months ended June 30, 1995, to $555,000 for the nine months ended June 30, 1996, or 23.6%, due to an increase in the fees charged for services.

Non-interest expense. Total non-interest expense increased to $5.4 million for the nine months ended June 30, 1996, from $5.1 million for the same period in 1995. Compensation and benefits increased from $3.0 million to

$3.3 million for the periods compared as a result of additional expense associated with the Bank's Management Stock Plan as well as merit increases that averaged 3.5% for all employees. Occupancy expense increased from $527,000 for the nine months ended June 30, 1995, to $596,000 for the nine months ended June 30, 1996, due to the opening of the Bank's Waite Park office (additional rent expense) and to a decrease in facilities rented to others. Deposit insurance expense increased 10.8% due to an increase in total deposits. Data processing expense decreased $131,000 from $424,000 for the nine months ended June 30, 1995, to $293,000 for the nine months ended June 30, 1996, as the Bank began to realize cost savings as a result of converting to a single service provider during the 1996 fiscal year. Professional fees increased from $178,000 for the 1995 fiscal year to $187,000 for the 1996 fiscal year.

Income Tax Expense. Income tax expense decreased from $1.2 million for the nine months ended June 30, 1995, to $1.0 for the same period in 1996 as a result of a decrease in income before taxes before the cumulative effect of change in accounting principle.

Cumulative Effect. Effective October 1, 1995, the Bank was required to adopt the SFAS No. 115. This required accounting principle change resulted in a one-time cumulative effect of $382,000 at the beginning of the nine months ended June 30, 1995.

Liquidity and Capital Resources

Under current Office of Thrift Supervision ("OTS") regulations, the Bank must have core capital equal to 3% of total assets and risk-based capital equal to 8% of risk-weighted assets, of which 1.5% must be tangible capital. The OTS has proposed amending its regulations in such a manner that would increase the core capital requirements for most thrift institutions to 4% or 5%, depending upon the institutions financial condition and other factors. Although the final form of the regulation cannot be foreseen, if adopted as proposed, the Bank would expect its core capital requirements to increase to at least 4%.

On June 30, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                                                Amount                 Percent
                                                                        ----------------------------------------------
                                                                        (Dollars in thousands)
            Tangible capital                                                 $           42,562                  13.0 %
            Tangible capital requirement                                                  4,919                   1.5
                                                                        ----------------------------------------------
            Excess over requirement                                          $           37,643                  11.5 %
                                                                        ==============================================

            Core capital                                                     $           42,562                  13.0 %
            Core capital requirement                                                      9,882                   3.0
                                                                        ----------------------------------------------
            Excess over requirement                                          $           32,680                  10.0 %
                                                                        ==============================================

            Risk based capital                                               $           43,324                  27.0 %
            Risk based capital requirement                                               12,854                   8.0
                                                                        ----------------------------------------------
            Excess over requirement                                          $           30,470                  19.0 %
                                                                        ==============================================


Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and principal payment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund the majority of its operations internally and uses borrowed funds from the Federal Home Loan Bank of Des Moines when deemed appropriate by management. As of June 30, 1996, such borrowed funds totaled $93.8 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 6.5% and 11.0% at June 30, 1996, and September 30, 1995, respectively, and its short term liquidity was 6.5% and 11.0%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 1997, was approximately $77.6 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At June 30, 1996, the Bank had loan commitments outstanding of $8.5 million and no commitments to purchase mortgage-backed securities. Funds required to fill these commitments are derived primarily from current excess liquidity, advances, deposit inflows or loan and security repayments.

IMPACT OF INFLATION AND CHANGING PRICES

The unaudited consolidated financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

RECENT DEVELOPMENTS

Potential Deposit Insurance Disparity. The FDIC administers two separate insurance funds. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and other institutions which were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions which were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to the enactment of FIRREA. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members.

The Bank is subject to a risk-based assessment system that classifies institutions on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant. Each of nine resulting subgroups of institutions is assigned a deposit insurance premium assessment rate which currently ranges from 0.23% to 0.31%. The FDIC recently reduced the deposit insurance assessment for most BIF insured institutions to 0.004% of insured deposits. In addition, the FDIC has indicated that it anticipates that the assessment rate for SAIF institutions would not fall below the current 0.23% of insured deposits before the year 2002. The change in deposit insurance rates resulted in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF insured institutions. The premium differential could reduce earnings and impair the ability to raise funds in the capital market for members of the SAIF. Furthermore, the change has placed the Bank at a competitive disadvantage with BIF-member institutions.

Congress is currently discussing a variety of legislative solutions for addressing this disparity. Most of the ideas involve a one-time assessment on each SAIF insured institution ranging from approximately $0.85 to $1.00 for every $100 of insured deposits as of March 31, 1995. The one time assessment would be sufficient to recapitalize the SAIF to a level which would at least approach the BIF. If the assessment is based on March 31,

1995, deposits, as currently proposed, the Bank's assessment base would be $155.5 million which would result in an assessment ranging from $1.3 million to $1.6 million, on a pre-tax basis, if the assessment rate is $0.85 and $1.00, respectively. Such assessment would have an adverse impact of the Bank's results of operations and regulatory capital, however, there can be no assurances this or any other ideas for addressing the premium disparity will in fact materialize.


                                     PART II

ITEM 1.               LEGAL PROCEEDINGS

                      Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.               CHANGES IN SECURITIES

                      Not applicable

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

                      Not applicable

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable

ITEM 5.               OTHER MATERIALLY IMPORTANT EVENTS

                      Not applicable

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)    Exhibits

                             Exhibit 11: Statement regarding computation of earnings per share.
                             Exhibit 99.1:Press  release  dated  May  7,  1996
                                          announcing  the  completion  of  the
                                          repurchase of 10% of the Corporation's
                                          Common Stock.

                      (b)    Reports on Form 8-K

On May 7, 1996, the Corporation filed a current report on Form 8-K with the Securities and Exchange Commission announcing that it had received the necessary approvals from the Office of Thrift Supervision to repurchase up to 10% of the Corporation's Common Stock. The Corporation noted its intent to purchase up to 10% of its Common Stock in open market and privately negotiated transactions from time to time during the next six month period.

                       FSF FINANCIAL CORP. AND SUBSIDIARY

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FSF FINANCIAL CORP.




Date:  August 6, 1996                    By: /s/ Donald A. Glas
- ---------------------                        ------------------
                                             Donald A. Glas
                                             Chief Executive Officer



Date:  August 6, 1996                    By:  /s/ Richard H. Burgart
- ---------------------                         ----------------------
                                              Richard H. Burgart
                                              Chief Financial Officer