Form 10-K
period 1996-09-30
FSF FINANCIAL CORP
filed 1996-12-16
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
            For Annual and Transition Reports Pursuant to Sections 13
                 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      September 30, 1996
                          --------------------------------

                                     - or -

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period  __________________ to ____________________

Commission Number: 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of Registrant as specified in its Charter)

        Minnesota                                              41-1783064
(State or other jurisdiction of incorporation               (I.R.S. Employer)
  or organization)                                          Identification No.)

201 Main Street South, Hutchinson, Minnesota                    55350-2573
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:         (612) 234-4500

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filling requirements for the past 90 days. YES  X    NO
                                               ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                              ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on December 2, 1996 was $ 38,845,104 (2,690,570 shares at $14.4375 per share).

        As of December 2, 1996 there were issued and outstanding 3,304,310 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996. (Parts I, II and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1997. (Part III)

                                      INDEX


PART I                                                                                                  Page

Item 1.       Business.....................................................................................1

Item 2.       Properties..................................................................................19

Item 3.       Legal Proceedings...........................................................................20

Item 4.       Submission of Matters to a Vote of Security Holders.........................................20


PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................20

Item 6.       Selected Financial Data ....................................................................20

Item 7.       Management's Discussion of Financial Condition and Results of Operations....................20

Item 8.       Financial Statements........................................................................20

Item 9.       Change in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................................................20


PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................20

Item 11.      Executive Compensation......................................................................20

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................20

Item 13.      Certain Relationships and Related Transactions..............................................21


PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................21

                                     PART I



ITEM 1. BUSINESS

General

FSF Financial Corp. (the "Company"), a Minnesota Corporation, was organized in May, 1994, and as of October 6, 1994, became the holding company for First Federal fsb ("First Federal" or the "Bank"). First Federal is the resulting institution of the merger of First State Federal Savings and Loan Association, Hutchinson, MN ("Hutchinson"), and First Federal Savings and Loan Association of Hastings, Hastings, MN ("Hastings"). The merger of the two institutions was completed in September, 1994 ("Merger"). Hutchinson was organized as a state chartered mutual savings and loan association in 1933 and received a federal charter in 1934. Hastings was initially chartered in 1881 as the "Dakota County Building and Loan Association" and obtained a federal charter in 1968.

First Federal's business consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Minnesota. At September 30, 1996, First Federal operated 11 retail banking offices in Minnesota.

First Federal is regulated by the Office of Thrift Supervision ("OTS"), and by the Federal Deposit Insurance Corporation ("FDIC") which, through the Savings Association Insurance Fund ("SAIF"), insures, up to certain legal limits, the deposit accounts of institutions such as First Federal. First Federal is also a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the twelve regional banks for federally insured savings institutions and certain other residential lending entities comprising the Federal Home Loan Bank System.

On October 6,1994, the Company sold 4,496,500 shares of common stock at $10.00 per share and net proceeds of $43.5 million. One-half of the net proceeds ($21.7 million) was used to purchase all of the common stock of First Federal in connection with the conversion of First Federal from the mutual to stock form of organization ("Conversion"). The Merger and the Conversion were accounted for as a "pooling of interests." Consequently, no goodwill or other intangibles were recorded as a result of this transaction.

Market Area

The Bank is authorized to make real estate loans throughout the United States. First Federal's primary market area consists of the ten Minnesota counties of Benton, Carver, Dakota, McLeod, Meeker, Sherburne, Sibley, Stearns, Washington, and Wright. The market area extends from the St. Cloud area northwest of the Minneapolis/St Paul metropolitan area to the Mississippi River southeast of the Minneapolis/St. Paul metropolitan area. The economic composition of the market area is extremely diverse and contains agriculture, commercial, and manufacturing enterprises. The market area is generally considered to be a "bedroom" community for the Minneapolis/St. Paul metropolitan area

Lending Activities

General. The Bank's loan portfolio composition consists primarily of conventional fixed-rate, balloon and adjustable-rate first mortgage loans secured by one-to-four family residences. The Bank also makes, to a lesser extent, mortgage loans on multi-family residences, construction loans, commercial real estate loans, and consumer loans. As of September 30, 1996, the Bank's total loan portfolio (the "loan portfolio") was $232.1 million, of which $150.1 million, or 64.7%, was secured by one-to- four family residential dwellings. At that same date, residential construction loans, land and commercial real estate loans, multifamily loans, and commercial business loans totaled $19.7 million (8.5%), $18.6 million (8.0%), $3.8 million (1.6%), and
$6.1 million (2.6%), respectively. Of the one-to-four family residential mortgage loans outstanding at that date, 48.0% were adjustable-rate mortgage
(ARM) loans, 16.7% were balloon loans, and 35.3% were fixed-rate loans.

Consumer and other loans held by the Bank totaled $33.8 million or 14.6% of total loans outstanding at September 30, 1996, of which $17.7 million or 7.6% consisted of home equity and second mortgage loans. At that same date, automobile loans, loans on savings accounts, and other consumer loans totaled $10.1million, $0.6 million and $5.5 million, respectively.

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated.

                                                                             At September 30,
                                   ------------------------------------------------------------------------------------------------
                                            1996                1995                1994               1993               1992
                                   ------------------------------------------------------------------------------------------------
                                      Amount      %      Amount       %      Amount       %      Amount      %     Amount      %
                                   ------------------------------------------------------------------------------------------------
Residential real estate:                                                  (Dollars in Thousands)

  One-to-four family(1)              $150,102   64.7    $121,034    64.6    $ 89,100    72.8    $92,088    73.1   $ 94,190   74.4
  Residential construction             19,676    8.5      20,366    10.9       4,474     3.7      6,328     5.1      5,226    4.1
  Multi-family                          3,753    1.6       3,708     2.0       3,209     2.6      4,680     3.7      5,626    4.4
                                   ------------------------------------------------------------------------------------------------
                                      173,531   74.8     145,108    77.5      96,783    79.1    103,096    81.9    105,042   82.9
  Land and commercial real estate      18,637    8.0      16,951     9.0       7,024     5.7      5,565     4.4      5,266    4.2
  Commercial business                   6,089    2.6       2,715     1.4         439     0.4        832     0.7        884    0.7
                                   ------------------------------------------------------------------------------------------------
                                      198,257   85.4     164,774    87.9     104,246    85.2    109,493    87.0    111,192   87.8
Consumer:

  Savings accounts                        563    0.2         516     0.3         437     0.4        537     0.4        617    0.5
  Home equity and second mortgage      17,692    7.6      10,950     5.8       4,427     3.6      3,229     2.6      3,628    2.9
  Automobile loans                     10,080    4.3       8,399     4.5       6,950     5.7      6,753     5.4      6,543    5.2
  Other                                 5,512    2.5       2,810     1.5       6,305     5.1      5,910     4.6      4,640    3.6
                                   ------------------------------------------------------------------------------------------------
          Total loans                 232,104  100.0     187,449   100.0     122,365   100.0    125,922   100.0    126,620  100.0
                                               =====               =====               =====              =====             =====
Less:
   Loans in process                   (13,401)           (15,010)             (3,982)            (3,973)            (2,715)
   Deferred fees                         (757)              (613)               (315)              (282)              (247)
   Allowance for loan losses             (776)              (764)               (748)              (721)              (730)
                                     --------           --------            --------           --------           --------
      Total loans, net               $217,170           $171,062            $117,320           $120,946           $122,928
                                     ========           ========            ========           ========           ========


---------------------

     (1) Includes loans held for sale in the amount of $443,000, $230,000, $729,000, $21.6 million and $17.6 million as of September 30, 1996, 1995, 1994, 1993, and 1992, respectively.


The following table sets forth the Bank's loan originations, loan purchases, loans sales, and principal payments for the periods indicated:


                                                                    Years Ended September 30,
                                                 ----------------------------------------------------------------
                                                     1996        1995         1994         1993         1992
                                                 ----------------------------------------------------------------
                                                                         (In Thousands)
Total gross loans receivable at
    end of period                                   $ 232,104   $ 187,449    $ 122,365    $ 125,922    $ 126,620
Loans originated:
  Residential real estate:
     One-to-four family                                53,801      45,988       42,462       49,999       46,598
     Residential construction                          12,975      21,996        5,064        7,164        6,343
     Multi-family                                           -         437            -            -            -
                                                 ----------------------------------------------------------------
         Total residential real estate                 66,776      68,421       47,526       57,163       52,941
  Land and commercial real estate                       3,241       8,588        1,665        1,349        1,872
  Commercial business                                     274         250          123          261          259
  Consumer                                             27,270      17,465       13,438       12,019       12,167
                                                 ----------------------------------------------------------------
          Total loans originated                       97,561      94,724       62,752       70,792       67,239
Purchase of loans                                      17,447      20,993            -            -            -
Sale of loans                                          (3,509)       (810)     (19,141)     (22,685)     (14,046)
Principal repayments                                  (63,813)    (49,651)     (49,698)     (45,386)     (37,459)
Other (net)                                            (3,031)       (172)       2,530       (3,419)      (3,156)
                                                 ----------------------------------------------------------------
Net loan activity                                   $  44,655   $  65,084    $  (3,557)   $    (698)   $  12,578
                                                 ================================================================


Maturity of Loans. The following table sets forth the maturity of the Bank's loans at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $63.8 million, $49.7 million, $49.7 million, $45.4 million, and $37.5 million for the years ended September 30, 1996, 1995, 1994, 1993 and 1992, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                        One-to-Four        Land,
                                          Family        Multi-Family                     Commercial
                                        Real Estate    and Commercial                    Business and
                                         Mortgages      Real Estate      Construction     Consumer        Total
                                       -----------------------------------------------------------------------------
Amounts Due:                                                          (In Thousands)
Within 3 months                            $  12,464           $    774       $  3,874       $  6,232     $  23,344
3 months to 1 year                            21,782              6,607         15,802         10,508        54,699
                                       -----------------------------------------------------------------------------
Total due before one year                     34,246              7,381         19,676         16,740        78,043
                                       -----------------------------------------------------------------------------

After 1 year:
   1 to 3 years                               32,893              6,786              -         11,308        50,987
   3 to 5 years                               21,561              7,547              -          9,058        38,166
   5 to 10 years                              32,511                367              -          2,830        35,708
   10 to 20 years                             22,983                309              -              -        23,292
   Over 20 years                               5,908                  -              -              -         5,908
                                       -----------------------------------------------------------------------------
Total due after one year                     115,856             15,009              -         23,196       154,061
                                       -----------------------------------------------------------------------------
Total amount due                           $ 150,102           $ 22,390       $ 19,676       $ 39,936     $ 232,104
                                       =============================================================================

The following table sets forth the dollar amount of all loans due after September 30, 1997, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                          Fixed-            Balloon          Adjustable
                                                           rates             Rates             Rates          Total
                                                       --------------     -------------    ---------------    -------------
                                                                         (In Thousands)
One-to four-family real estate (1)                     $      50,233        $   15,395     $       50,228       $  115,856
Land, multi-family and commercial real estate                 11,402             2,648                959           15,009
Consumer and commercial business                              23,196                 -                  -           23,196
                                                       --------------     -------------    ---------------    -------------
     Total                                             $      84,831      $      18,043    $       51,187     $    154,061
                                                       ==============     =============    ===============    =============

     (1)  Includes residential construction loans.


One- to Four-Family Mortgage Loans. The largest portion of the Bank's loans are made for the purpose of enabling borrowers to purchase one- to four-family residences secured by first liens on the properties. The Bank originates balloon mortgage loans, ARM loans and fixed-rate mortgage loans secured by one- to four-family residences with loan terms up to 30 years. The Bank also offers FHA and VA loans that are originated and then sold, servicing released, in the secondary market. Borrower demand for balloon and ARM loans versus fixed-rate mortgage loans depends on various factors, including, but not limited to, interest rates offered, the expectations of changes in the short- and long-term levels of interest rates and loan fees charged. The relative amount of fixed-rate mortgage loans, balloon loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The Bank sells all fixed-rate loans with an original maturity of greater than twenty years to the Federal Home Loan Mortgage Corporation ("FHLMC"), with servicing retained.

The Bank originates three-, five- and seven-year balloon mortgage loans, the majority of which are three-year balloon mortgages. These mortgages contain no contractual assurances that the loan will be renewed. At maturity the loan is generally rewritten and re-recorded; however, if the borrower's loan payment history is satisfactory, a new appraisal is not required. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental effect that rising rates could have on net interest income because the balloon loans do not contain interest rate adjustment caps. At September 30, 1996, balloon mortgages were $25.1 million, or 10.8% of the Bank's loan portfolio.

The Bank offers ARM loans that adjust every year, with the initial adjustment coming one, three, five, seven or ten years after origination. The loans have terms from 10 to 30 years and the interest rates on these loans are generally based on the treasury bill indices. The annual interest rate cap (the maximum amount by which the interest rate may be increased in a year) on the Bank's ARM loans is generally 2.0% and the lifetime cap is generally 6.0% over the initial rate of the loan. The Bank considers market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans it offers. The Bank does not originate loans with negative amortization.

Residential Construction Lending. The Bank originates residential construction loans to qualified borrowers for construction of one-to-four family residential properties located in the Bank's market area. Construction loans are made to builders on a pre-sold, speculative and model home basis and to owners for construction of their primary residence on a construction/permanent basis. Such loans generally have terms from six to nine months. Loans for speculative housing construction are made to area builders only after a thorough background check has been made. The background check includes an analysis of the builder's financial statements, credit reports and reference checks with sub-contractors and suppliers. The Bank usually will have no more than two speculative or model home construction loans outstanding at any time to any single builder. Loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by a Bank representative. Accrued interest on loan disbursements is paid monthly.

Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes because collateral value and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize the risk by limiting construction lending to qualified borrowers in the Bank's market area, by limiting the number of construction loans for speculative purposes outstanding at any time, and by installing a system to inspect the property and to monitor the loan disbursements.

Land Acquisition and Development, Commercial Real Estate and Multi-Family Lending. The Bank originates land loans on residential properties located in the Bank's primary market area. Land lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of land under development, predicated on the future value of the property upon completion of development. Loans on undeveloped land may run the risk of adverse zoning changes, or environmental or other restrictions on future use. Because of these factors, the analysis of land loans requires an expertise that is different in significant respects from that which is required for residential lending.

Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail-wholesale facilities, industrial buildings and other non-residential buildings. Commercial real estate loans may be originated in amounts up to 80% of the appraised value of the mortgaged property as determined by a certified or licensed independent appraiser.

Multi-family residential real estate loans are permanent loans secured by apartment buildings. Of primary concern in multi-family residential real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties generally are larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At September 30, 1996, the five largest land acquisition and development, commercial real estate and multi-family loans ranged from $1.1 million to $3.7 million with an average outstanding balance of $1.6 million. All such loans were current and have performed in accordance with their terms and the property securing such loans is in the Bank's market area.

Consumer and Other Loans. The Bank offers consumer and other loans in the form of home equity and second mortgage loans, automobile loans and loans for other purposes. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and the Bank's cost of funds.

In connection with consumer loan applications, the Bank verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. Consumer loans entail greater risks than one-to- four family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At September 30, 1996, consumer loans 90 days or more delinquent totaled $90,000 or 0.23% of such loans. Management believes that the Bank's level of consumer loan delinquencies is relatively low in comparison to other financial institutions. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future.

Loan Approval Authority and Underwriting. First Federal's primary source of mortgage loan applications is referrals from existing or past customers. In recent years, refinancings had been a significant portion of First Federal's originations, however, such loan originations have decreased due to the increasing interest rate environment. The Bank also solicits applications from real estate brokers, contractors, and call-ins and walk-ins to its offices. First Federal advertises in local newspapers for first mortgage and home equity loans.

Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. First Federal utilizes the services of Board approved appraisers and two authorized appraisers on staff at the Bank. In connection with the loan approval process, First Federal's loan officers analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are underwritten and processed at First Federal's main office by First Federal's loan servicing department, subject to the loan underwriting policies as approved by the Board of Directors. The Chief Executive Officer, President, and the Directors of Lending are authorized to approve all one-to-four family applications. Commercial real estate loans in excess of $1.0 million must be approved by the Board of Directors.

Loan applicants are promptly notified of the decision of the Bank by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to First Federal, and the notice of requirement of insurance coverage to be maintained to protect the Bank's interest. First Federal requires title insurance or a title opinion on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. The Bank also requires flood insurance, if appropriate, in order to protect First Federal's interest in the security property.

Loans-to-One Borrower. Under federal law, federally-chartered savings banks have, subject to certain exemptions, aggregate lending limits to one borrower equal to 15% of the institution's unimpaired capital and surplus. As of September 30, 1996, First Federal's five largest lending relationships included $3.7 million in land development loans to a local developer, a $3.0 million line of credit to an unaffiliated mortgage-banking company, a $3.0 million commercial loan secured by stock of another Minnesota financial institution, a $3.0 million commercial real estate loans, and a $2.0 million commercial real estate loan. At September 30, 1996, all of these loans were within the loans to one borrower limitations, current and at market rates of interest.

Loan Servicing. The Bank generally retains the servicing on all loans sold to others. In addition, the Bank services substantially all of the loans which it retains in its portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank. At September 30, 1996, the Bank had $235,000 deposited in escrow accounts for its loans serviced for others.

The following table presents information regarding the loans serviced by the Bank for others at the dates indicated.

                                                   September 30,
                                        -------------------------------------
Mortgage loan portfolios serviced for:     1996         1995        1994
                                        -------------------------------------
                                                   (In Thousands)
          FHLMC                          $   40,561   $   43,481  $   45,921
          Other Investors                       572          971       1,288
                                        -------------------------------------
                                         $   41,133   $   44,452  $   47,209
                                        =====================================


The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing functions. Other sources of loan servicing revenues include late charges. For the years ended September 30, 1996, 1995 and 1994, the Bank earned gross fees of $194,000, $186,000 and $170,000, respectively from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

Non-Performing and Problem Assets

Loan Collections and Delinquent Loans. The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Once a loan delinquency exceeds 60 days it is classified as special mention and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency. If the borrower is unable to cure the delinquency, the Bank will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may be the buyer if there are no offers to satisfy the debt. Any property acquired as the result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. At September 30, 1996, the Bank had no foreclosed real estate. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less related disposition costs. Any writedown of the property is charged to the allowance for losses on real estate owned.

Non-performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on a non-accrual status when either principal or interest is 90 days or more past due. Consumer loans generally are charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1996, the Bank had approximately $253,000 of loans that were more than 60 days delinquent.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15.


                                                                        At September 30,
                                                 ----------------------------------------------------------------
                                                        1996        1995         1994         1993         1992
                                                 ----------------------------------------------------------------
                                                                     (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Residential construction loans                    $      -     $   209      $      -     $     -      $     63
   Permanent loans secured by one-to
      four-family units                                   129         138            26          244          457
   Other                                                    -           -           293          347            -
Non-mortgage loans:
   Commercial                                               -           -             -            -            -
   Consumer                                                90          33            21           12            1
                                                 ----------------------------------------------------------------
Total non-accrual loans                                   219         380           340          603          521
Foreclosed real estate and real estate
  held for investment                                       -           -           247          215          450
                                                 ----------------------------------------------------------------
Total non-performing assets                          $    219     $   380      $    587     $    818     $    971
                                                 ================================================================
Total non-performing loans to net loans                  0.10%       0.22%         0.27%        0.50%        0.42%
                                                 ================================================================
Total non-performing loans to total assets               0.06%       0.12%         0.11%        0.28%        0.27%
                                                 ================================================================
Total non-performing assets to total assets              0.06%       0.12%         0.20%        0.38%        0.51%
                                                 ================================================================


During the years ended September 30, 1996, 1995, 1994, 1993 and 1992, approximately $11,812, $11,593, $6,109, $38,271, and $25,262, respectively would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods.

Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as "loss", a reserve equal to 100% of the loan balance is required to be established or the loan is charged-off.

An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses, including all loans over 60 days delinquent, are required to be designated "special mention" by management. The OTS has promulgated regulations that discontinue the classification of assets as special mention. However, the Bank continues to utilize this category.

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At September 30, 1996, First Federal had total classified assets of $498,000 of which $329,000 were considered substandard, and no assets were classified as doubtful or loss. Special mention assets totaled $169,000 at September 30, 1996.

Allowance for Loan and Lease Losses and Foreclosed Real Estate. In making loans, First Federal recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and in the case of a secured loan, the quality of the collateral for the loan. First Federal's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses accounts which are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, each year an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize potential risk.

As a result of the decline in real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions nationwide, undertaken as part of the examination of the institution by the OTS and FDIC. Results of recent examinations indicate that these regulators may be applying more conservative criteria in establishing real estate values, requiring significantly increased provisions for potential loan losses. While First Federal believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request First Federal to significantly increase its allowance for loan losses, or that a deteriorating real estate market will cause First Federal to significantly increase its allowance for loan losses, therefore negatively affecting First Federal's financial condition and earnings.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                        At September 30,
                                                 ----------------------------------------------------------------
                                                     1996        1995         1994         1993         1992
                                                 ----------------------------------------------------------------
                                                                     (Dollars in Thousands)
Total loans outstanding                             $ 232,104   $ 187,449    $ 122,365    $ 125,922    $ 126,620
                                                 ================================================================
Average loans outstanding                           $ 193,202   $ 142,711    $ 119,133    $ 109,448    $ 109,044
                                                 ================================================================
Allowance balance (beginning of period)             $     764   $     748    $     721    $     730    $     334
                                                 ----------------------------------------------------------------
Provision (credit):
   Residential                                              -           -           27           36           86
   Commercial real estate                                   -           -            -            -          321
   Consumer                                                42          24            6           11            5
                                                 ----------------------------------------------------------------
       Total provision                                     42          24           33           47          412
Charge-off:
   Residential                                              -           -            -            7            -
   Commercial real estate                                   -           -            -           36            -
   Consumer                                                34          20            6           18           22
                                                 ----------------------------------------------------------------
       Total charge-offs                                   34          20            6           61           22
Recoveries:
   Residential                                              -           -            -            -            -
   Commercial real estate                                   -           -            -            -            -
   Consumer                                                 4          12            -            5            6
                                                 ----------------------------------------------------------------
       Total recoveries                                     4          12            -            5            6
                                                 ----------------------------------------------------------------
Net charge-offs                                            30           8            6           56           16
                                                 ----------------------------------------------------------------
Allowance balance (at end of period)                $     776   $     764    $     748    $     721    $     730
                                                 ================================================================
Allowance as percent of total loans                      0.33%       0.61%        0.61%        0.57%        0.58%
Net loans charged off as a percent of
   average loans                                         0.02%       0.01%        0.01%        0.04%        0.01%


To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, First Federal's past experience regarding charge-offs and recoveries and the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 1996, is adequate. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the breakdown by loan category of the allowance for loan losses.


                                                                           September 30,
                                            ----------------------------------------------------------------------------
                                                        1996                    1995                     1994
                                            ----------------------------------------------------------------------------
                                                              Percent                 Percent                  Percent
                                                             of Total                of Total                 of Total
                                                 Amount       Loans       Amount      Loans        Amount      Loans
                                            ----------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
Real estate loans                            $        426       82.8%  $       675       86.4%   $      675       84.7%
Consumer and commercial business                      350       17.2%           89       13.6%           73       15.3%
                                            ----------------------------------------------------------------------------
                                             $        776      100.0%  $       764      100.0%   $      748      100.0%
                                            ============================================================================



Investment and Mortgage-backed Securities Activities

General. Federally-chartered thrift institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, and loans on Federal Funds. To supplement lending activities, subject to various restrictions, First Federal invests a portion of its assets in commercial paper, corporate debt securities and asset-backed securities (e.g., mortgage-backed securities). A significant portion of First Federal's income during recent years has been attributable to interest income on such securities. The Corporation does not have the same investment limitations as the Bank.

Mortgage-backed and Related Securities. First Federal invests in residential mortgage-backed securities guaranteed by participation certificates issues by FHLMC and Government National Mortgage Association ("GNMA"). The mortgage-backed securities portfolio as of September 30, 1996, consisted primarily of fixed-rate certificates issued by the FHLMC ($9,000), GNMA ($80,000) and Real Estate Mortgage Investment Conduits ("REMICs") ($54.8 million).

At September 30, 1996, the carrying value of mortgage-backed and related securities held to maturity totaled $38.6 million, or 10.9% of total assets. The market value of such securities totaled approximately $36.9 million at September 30, 1996. First Federal also held $16.3 million of mortgage-backed and related securities that were classified available for sale.

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA, and GNMA.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages is primarily composed of either fixed-rate mortgages or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e. fixed rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through market.

Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. In periods of declining interest rates, payments on many mortgages is received faster than the contractual amount required, causing the estimated lives of mortgage-related securities to be significantly shorter than expected.

REMICs are typically issued by a special-purpose entity (the "issuer"), which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average duration for each security than the underlying pass-through pools. Accordingly, under this security structure all principal pay downs from the various mortgage pools are allocated to a mortgage-related class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed securities pass-through, namely that
(i) they tend to pay off when interest rates fall, thereby taking their relatively high coupon with them, and (ii) their expected average life may vary significantly among the different tranches.

Some REMIC instruments are more like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other REMIC securities are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk. Residual interests represent an ownership interest in the underlying collateral, subject to the first lien of the REMICs investors.

The REMICs held by First Federal at September 30, 1996, consisted of floating-rate tranches. The interest rate of all of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. None of the securities are deemed to be "High Risk" according to OTS guidelines. The securities are primarily companion tranches to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs are allocated to the companion tranches. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranches. Although the timing of principal payments may be impacted by the amount of prepayments (the higher the level of prepayments, the sooner the principal will be received), all of the principal and interest payments are guaranteed.

Generally, it is management's intent to hold mortgage-backed securities until maturity. In recent periods, certain mortgage-backed securities were purchased and categorized as available for sale. These securities were purchased with the proceeds from two FHLB advances in order to generate additional earnings spread.

Investment Securities. First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectations of future yield levels, as well as management's projections as to the short-term demand for funds to be used in First Federal's loan origination and other activities. At September 30, 1996, the Bank had an investment securities portfolio of approximately $62.6 million (17.7% of total assets), consisting primarily of equity securities (mutual funds), U. S. Government Securities, and U.S. government agency obligations. The market value of investments at September 30, 1996, was $59.9 million or approximately $2.7 million below book value.

The Investment Policy of First Federal, which is established by the Board of Directors, is designed to provide and maintain liquidity, to generate favorable return on investments without incurring undue interest rate and credit risk, and to compliment First Federal's lending activity. The policy currently provides for investments held to maturity and investments available for sale.

The amount of short-term securities in excess of regulatory requirements reflects management's strategy to provide interest rate adjustments for securities that are shorter than their maturity. It is the intention of management to maintain a repricing structure in the Bank's investment portfolio that better matches the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, such investments also decline at a faster rate than the yields on fixed-rate investments. Investment decisions are made within policy guidelines established by the Board of Directors. Unless loan demand increases, the Bank intends to maintain its investments at current levels.

Investment and Mortgage-backed Securities Portfolio. The following table sets forth the carrying value of First Federal's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dated indicated. At September 30, 1996, the market value of the investment securities portfolio (including securities available for sale) and mortgage-backed and related securities portfolio (including mortgage-backed securities available for sale) was $59.9 and $53.2 million, respectively.


                                                                           September 30,
                                                       ---------------------------------------------------
                                                           1996               1995              1994
                                                       --------------     -------------    ---------------
Investment securities:                                                   (In Thousands)
   U.S. Government and Federal
           Agency Securities                             $    44,349         $  40,914       $     22,797
   Certificates of Deposit                                         -                 -                100
   Corporate Notes and Bonds                                       -             1,000                  -
   FHLB Stock                                                  5,736             3,692              2,188
   Equity securities available for sale (1)                   12,495            12,473             11,984
                                                       --------------     -------------    ---------------
Total investment securities                                   62,580            58,079             37,069
Interest-bearing deposits                                      9,392            12,448             67,389
Federal funds sold                                                 -                 -                  -
Mortgage-backed and related securities:
   Mortgage-backed and related securities (2)                 38,557            37,110             33,267
   Mortgage-backed and related securities
       available for sale                                     16,336            16,141             16,338
                                                       --------------     -------------    ---------------
Total mortgage-backed and related securities                  54,893            53,251             49,605
                                                       --------------     -------------    ---------------
Total investments                                        $   126,865         $ 123,778       $    154,063
                                                       ==============     =============    ===============

-------------------------------------------------------
(1)  Consists of Federated ARMS Fund and preferred stock
(2) Includes $38.4 million, $37.0 million and $33.0 million of REMICs as of September 30, 1996, 1995, and 1994, respectively.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at September 30, 1996.


                                                                     September 30, 1996
                       ------------------------------------------------------------------------------------------------------------
                             Adjustable              One Year or Less           One to Five Years           Five to Ten Years
                       ------------------------   ------------------------   -------------------------   -------------------------
                        Carrying      Average      Carrying      Average       Carrying      Average      Carrying       Average
                          Value        Yield         Yalue        Yield         Value         Yield         Value         Yield
                          -----        -----         -----        -----         -----         -----         -----         -----
                                                                                                      (Dollars in Thousands)
U.S. Government and
  Federal
    Obligations........    $    --           --%       $2,496         6.70%        $12,571        5.91%       $15,069         5.66%
Equity Securities
  available for sale...     12,495         5.83            --           --             --           --            --            --
FHLB Stock.............        N/A          N/A           N/A          N/A            N/A          N/A           N/A           N/A
Mortgage-backed and
  related securities
  held to maturity.....     38,557         6.26            --           --             --           --            --            --
Mortgage-backed and
  related securities
  available for sale...     16,336         6.38            --           --             --           --            --            --
Interest-bearing
  deposits.............      9,392         5.18            --           --             --           --            --            --
                           -------         ----        ------         ----        -------         ----       -------          ----

  Total................    $76,780         6.08%       $2,496         6.70%       $12,571         5.91%      $15,069          5.66%
                           =======         ====        ======         ====        =======         ====       =======          ====


                                                  September 30, 1996
                       ----------------------------------------------------------------------
                          More than Ten Years             Total Investment Securities
                        -------------------------  -------------------------------------------
                         Carrying       Average      Carrying        Average        Market
                           Value         Yield        Value           Yield          Value
                           -----         -----        -----           -----          -----


U.S. Government and
  Federal
    Obligations........     $14,213          6.92%      $ 44,349          6.16%       $ 41,626
Equity Securities
  available for sale...          --            --         12,495          5.83          12,495
FHLB Stock.............         N/A           N/A          5,736          7.00           5,736
Mortgage-backed and
  related securities
  held to maturity.....          --            --         38,557          6.26          36,915
Mortgage-backed and
  related securities
  available for sale...          --            --         16,336          6.38          16,336
Other Securities.......          --            --          9,392          5.18           9,392
                            -------         ----        --------          ----        --------

  Total................     $14,213         6.92%       $126,865          6.16%       $122,500
                            =======         ====        ========          ====        ========


--------------------------------------------------------------------------------
Deposits and Other Sources of Funds
--------------------------------------------------------------------------------

General. Deposits are the major source of First Federal's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan and mortgage-backed securities principal payments, interest on investment securities, proceeds from the maturity of mortgage-backed securities and investment securities and borrowings. Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer-term basis for general business purposes.

Deposits. First Federal offers a wide variety of deposit accounts, although less than 50% of such deposits are in fixed-term, market-rate certificate accounts. It constantly strives to meet consumers' needs by offering new products. This, in addition to interest rate risk management and asset/liability ratios, is taken into consideration prior to offering new products. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

First Federal's current deposit products include regular savings, demand deposits, NOW, money market and certificates of deposit accounts ranging in terms from ninety-one days to five years including certificates of deposit with negotiable interest rates and balances in excess of $100,000 (jumbo certificates), and Individual Retirement Accounts (IRAs). All checking and savings accounts are eligible for an Express Teller ATM card. This card can be used at any Express Teller, Fastbank, or Instant Cash ATM in Minnesota and surrounding states. With the addition of the Plus and Cirrus network automated banking system, First Federal's Express Teller ATM card can be used at thousands of ATM locations throughout the United States and the world.

Deposits are obtained primarily from residents in the Minnesota counties of McLeod, Dakota, Meeker, Sibley, Carver, Wright, Benton, Sherburne, Stearns and Washington. First Federal attracts deposit accounts by offering a wide variety of products, competitive interest rates, and convenient locations and service hours. The Bank uses traditional methods of advertising to attract new customers and deposits, including radio and print media advertising. First Federal does not advertise outside its market area or utilize the services of deposit brokers and management believes that an insignificant number of deposit accounts are held by non-residents of Minnesota.

First Federal pays interest on its deposits which are competitive in its market. Interest rates on deposits are set weekly, based on a number of factors, including: (1) the previous week's deposit flow; (2) a current survey of a selected group of competitors' rates for similar products; (3) external data which may influence interest rates; (4) investment opportunities and loan demand; and (5) scheduled maturities.

The following table shows the amounts of First Federal's deposits by type of account at the dates indicated.

                                                  September 30,
                                     ---------------------------------------
                                         1996         1995         1994
                                     ---------------------------------------
                                                   (In Thousands)
NOW Accounts                           $   22,416   $   23,892   $   31,717
Commercial Demand                           5,185        3,446        1,895
Savings Accounts                           48,334       48,027       48,088
                                     ---------------------------------------
                                           75,935       75,365       81,700
                                     ---------------------------------------
Certificates of Deposit:
   Under 3.00%                                  -          477          853
   3.00 to 4.00%                              422        2,406       25,318
   4.01 to 5.00%                           28,155       23,061       20,266
   5.01 to 6.00%                           64,367       26,109       16,797
   6.01 to 7.00%                           13,693       37,079        2,449
   7.01 to 8.00%                            6,502        1,978        2,783
   8.01% and over                               -        5,041        6,313
                                     ---------------------------------------
                                          113,139       96,151       74,779
                                     ---------------------------------------
                 Total deposits         $ 189,074    $ 171,516    $ 156,479
                                     =======================================

The following table sets forth the amount and maturities of time deposits at September 30, 1996.


                                                                           Amount Due
                                                 ----------------------------------------------------------------
                                                    Less than      1 - 2       2 - 3    Greater than
                                                     One Year      Years        Years      3 years       Total
                                                 ----------------------------------------------------------------
Interest Rate                                                            (In Thousands)
2.01 - 4.00%                                       $    3,625  $      361     $      -     $      -    $   3,986
4.01 - 6.00%                                           54,835      15,198        3,762          936       74,731
6.01 - 8.00%                                           19,523       3,256        4,429        2,321       29,529
Over 8.01%                                                  -       3,574        1,319            -        4,893
                                                 ----------------------------------------------------------------
                                                   $   77,983  $   22,389     $  9,510     $  3,257    $ 113,139
                                                 ================================================================




The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                    Certificates of
Maturity Period                                        Deposits
                                                     -------------
                                                    (In Thousands)
Within three months                                    $    4,865
Three through six months                                    3,798
Six through twelve months                                   4,779
Over twelve months                                          2,566
                                                     -------------
                                                       $   16,008
                                                     =============


Borrowings. Savings deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Des Moines are typically secured by First Federal's stock in the FHLB and a portion of First Federal's residential mortgage loans and other assets (principally securities which are obligations of or guaranteed by the U.S. Government). First Federal has an Open Line of Credit ("LOC") in the amount of $25.0 million with the FHLB, which had an outstanding balance of $10.0 million. The LOC requires an annual review and a commitment fee of 0.05%. The LOC is reviewed for renewal annually. The LOC is maintained in order to help meet on-going liquidity and cash flow needs of First Federal.

Advances have been utilized when adequate spreads can be obtained and the risk (credit risk, interest rate risk, and market risk) in the transaction minimized. Advances have been used to purchased mortgage-backed and related securities and more recently to purchase single family residential mortgages originated by other financial institutions within the state of Minnesota.

The following table sets forth certain information as to the Bank's FHLB advances at the date indicated.

                                   As of and for the Years Ended
                                           September 30,
                               --------------------------------------
                                   1996        1995         1994
                               --------------------------------------
                                       (Dollars in Thousands)
Maximum balance                   $ 114,693  $   73,807   $   37,872
Average balance                      90,408      52,688       34,080
Balance at end of period            114,693      73,807       37,688
Weighted average rate:
     at end of period                  5.88%       5.82%        4.15%
     during the period                 5.91%       5.16%        4.23%


It is First Federal's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

Subsidiary Activity

First Federal is permitted to invest up to 2% of its assets in the capital stock of, in secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1996, First Federal was authorized to invest up to approximately $7.1 million in the stock of service corporations (based upon the 2% limitation). First Federal has one wholly-owned subsidiary, Firstate Services, Inc. ("FSI"). FSI was incorporated in the State of Minnesota in August, 1983, and is engaged in the sale, on an agency basis, of mutual funds, annuities and life, credit life and disability insurance products. As of September 30, 1996, the net book value of First Federal's investment in stock, unsecured loans, and conforming loans in its subsidiary was $129,896. For the fiscal year ended September 30, 1996, FSI had net income of $27,445.

Personnel

As of September 30,1996, First Federal had 71 full-time employees and 42 part-time employees, representing a total of 90.0 full-time equivalents. The employees are not represented by a collective bargaining agreement. First Federal believes its relationship with its employees is satisfactory.

Competition

First Federal faces strong competition in its attraction of savings deposits, which are its primary source of funding for lending, and in the origination of real estate loans. The Bank's competition for savings deposits and loans historically has come from other savings institutions and commercial banks located in First Federal's market area. However, in recent years, mortgage bankers have captured a larger share of the mortgage market. The size and number of mortgage bankers, as well as their decreased costs due to less regulatory oversight, has contributed to their growth. First Federal also faces competition for investor funds from credit unions, investment firms and insurance companies.

First Federal competes for loans and deposits by charging competitive interest rates and loan fees, remaining efficient, marketing aggressively and providing a wide range of services to its customers. First Federal offers all consumer banking services such as checking accounts, certificates of deposits, retirement accounts, consumer and mortgage loans and ancillary services such as convenient offices and drive-up facilities, automated teller machines and overdraft protection.

Bank Regulation

General
First Federal is a federally chartered savings bank and a member of the FHLB of Des Moines. First Federal's deposits are insured by the FDIC through the SAIF. First Federal is subject to examination and regulation by the OTS and the FDIC with respect to most of its business activities, including, among others, lending activities, capital standards, general investment authority, deposit taking and borrowing authority, mergers and other business combinations, establishment of branch offices, and permitted subsidiary investments and activities. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

First Federal is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning reserves required to be maintained against deposits and certain other matters. Financial institutions, including the Bank, may also be subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and the remediation thereof.

The descriptions of the statutes and regulations applicable to the Company and First Federal set forth below and elsewhere herein do not purport to be complete descriptions of such statutes and regulations and their effects on the Company and First Federal. Such descriptions also do not purport to identify every statute and regulation that may apply to the Company or the Bank.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.

Federal Home Loan Bank System
As a member of the FHLB System, First Federal is required to own capital stock in its regional FHLB, the FHLB of Des Moines, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of Des Moines. First Federal was in compliance with this requirement, with an investment of $5.7 million in FHLB of Des Moines stock at September 30, 1996.

The FHLB of Des Moines serves as a reserve or central bank for the member institutions within its assigned region, the Eighth FHLB District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Des Moines.

Current law requires each FHLB to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the entity established to raise funds to resolve troubled thrift cases, to fund the principal and a portion of the interest on bonds issued by the REFCORP and certain other obligations. In addition, each FHLB is required to transfer 5% of its annual net earnings to fund certain affordable housing programs. That amount is scheduled to increase to at least 10% of its annual net income in 1995 and subsequent years. As a result of these requirements and other factors, the FHLB of Des Moines has experienced reduced earnings since these provisions became effective in 1989. It is anticipated that this may continue and that First Federal will continue to receive a reduced level of dividends on its FHLB of Des Moines stock in future periods. During 1996, 1995, and 1994, First Federal recorded dividend income of $328,853, $177,660, and $159,519, respectively, on its FHLB of Des Moines stock.

Insurance of Accounts
The FDIC administers two separate deposit insurance funds. The Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and other institutions which were insured by the FDIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The SAIF insures the deposits of savings institutions which were insured by the FSLIC prior to the enactment of FIRREA. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1996, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date of measuring the amount of the special assessment pursuant to the Act, the Bank paid a special assessment of $1.0 million on November 27, 1996, to recapitalize the SAIF. This expense was recognized during the fourth quarter of fiscal 1996. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level; however, the range of premiums has not been determined at this time.

Pursuant to the Act, the Bank will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Bank's FICO Bond premium would have been approximately $121,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the FICO Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999, provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid to retire the FICO Bonds by all members of this new fund would be equal.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and assess the credit needs of those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding, satisfactory, need to improve, or substantial noncompliance". First Federal was rated "outstanding" in its last CRA examination in May, 1996.

Regulatory Capital Requirement. The following table reflects, in both dollars and ratios, First Federal's regulatory capital position as of September 30, 1996, as well as the requirements at that date.



                                              First Federal fsb            Required
                                              regulatory capital           minimum         Excess
                                       ---------------------------------  regulatory     regulatory
                                          Amount        Percent (1)        capital        capital
                                       ---------------------------------------------------------------
                                                           (Dollars in Thousands)
Tangible capital                         $ 39,239         11.28%         $   5,218       $  34,021
Core capital                               39,239         11.28%            10,436          28,803
Risk-based capital                         40,014         22.79%            14,046          25,968



---------------------------------------

(1) Based upon a percentage of adjusted total assets for tangible and core capital and a percentage of risk-adjusted assets for risk-based capital.


Beginning July 1, 1994, OTS regulated institutions are required to maintain additional risk-based capital equal to one-half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. The one exception to this general rule is that if the three month Treasury bond equivalent yield falls below 4%, an institution would measure the hypothetical downward change at one-half of that Treasury yield. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected cash outflows on its liabilities, plus the net expected cash flows from existing off-balance sheet contract, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Both the "net portfolio value" and the "economic value" include, as specified in the regulation, the book value of assets and liabilities that are not interest rate sensitive. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. Based on the assets and liabilities comprising First Federal's statement of financial condition as of September 30, 1996, there was no increase in First Federal's minimum capital requirement.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1989 ("FDICIA"), among other things, established a system of prompt corrective action to resolve problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, Tier I risk-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized,
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1996 First Federal was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Holding Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Holding Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with its Conversion.

OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without approval of the OTS, make capital distributions during a calendar year equal to the greater of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. An institution is further limited in its ability to pay dividends as its capital levels decrease below its regulatory requirement. As of September 30, 1996, First Federal was a Tier 1 institution.

The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations.

Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If an institution maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including mortgage-backed securities) ("QTIs") on a monthly basis in nine out of every 12 months and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1996, First Federal was in compliance with its QTL requirement with 90.2% of assets invested in QTIs.

Loans-to-One Borrower.  See "Lending Activities -- Loans-to-One Borrower."

Transactions with Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

Branching by Federal Associations. Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Associations to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). This permits savings associations with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal associations. However, the OTS will evaluate a branch's record of compliance with the CRA. A poor CRA record may be the basis for denial of a branching application.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Bank was in compliance with all applicable requirements.

Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all other sources before borrowing from the Federal Reserve System.

Holding Company Regulation

General. The Company is registered with the OTS as a unitary savings and loan holding company. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company. The Company also is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission ("SEC").

QTL Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (a) the acquisition would substantially lessen competition; (b) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interest of its depositors; or (c) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

Federal Securities Law. The Company's stock held by persons who are affiliates (generally officers, directors, and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain sale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Other Regulatory Events

Recapture of Post-1987 Bad-Debt Reserves. Prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, certain thrift institutions such as the Bank were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. The Small Business Job Protection Act repealed the Code Section 593 reserve method of accounting for bad debts by thrift institutions, effective for tax years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks (banks with assets of more than $500 million) are required to use only the specific charge off method.

The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below.

For the Bank, a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the Bank's reserves would have been at the close of its last tax year beginning before January 1, 1996, had the Bank always used the experience method. At September 30, 1996, the Bank had $6.5 million of pre-1988 bad-debt reserves. Since the percentage of taxable income method for tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS No. 109, this change in the tax law will not have a material effect on the Company's financial statements.

ITEM 2.  PROPERTIES

The Bank operates from its main office located at 201 Main Street South, Hutchinson, Minnesota. The Bank owns this 20,000 square feet office facility which it built in 1985/86. The total investment in property and equipment at 201 Main Street South had a net book value of $1.4 million at September 30, 1996.

Additional offices, either owned or leased by the Bank, are set forth below with information regarding net book value of the premises and equipment at such facilities at September 30, 1996.


                                                   Year
                                                Acquired or            Net Book
                                                Date Lease             Value at                 Square
Location                                          Expires         September 30, 1996           Footage
--------------------------                   -----------------------------------------------------------------
                                                                (Dollars in thousands)
14994 Glazier Avenue
Apple Valley, MN  55124                            1989                  $331                   3,000

19 Central Avenue
Buffalo, MN  55313                                 1973                   103                   1,800

1002 Greeley Avenue
Glencoe, MN  55336                               1996 (1)                 20                    1,100

1320 South Frontage Road
Hastings, MN  55033                                1984                   822                   15,000

905 Highway 15 South,
Frontage Road
Hutchinson, MN  55350                              1980                   226                   1,400

6505 Cahill Avenue
Inver Grove Heights, MN  55075                     1979                   249                   3,000

501 North Sibley Avenue
Litchfield, MN  55355                              1978                   203                   2,400

200 East Frontage Road,
Highway 5
Waconia, MN  55387                                 1985                   270                   2,400

122 East Second Street
Winthrop, MN  55396                                1996 (2)                 9                     950

113 Waite Avenue South
Waite Park, MN  56387                              1998 (3)                58                     550

(1) One year lease expires in April, 1997 with option to renew for one year terms thereafter.
      The Bank expects to renew the lease.
(2)   Lease expires in July, 1997 with option to renew for one year terms.
      The Bank expects to renew the lease.
(3)   Lease expires in September, 1998 with options to renew for five year terms

The Bank leases approximately 4,535 square feet of the property in Hastings, Minnesota to various tenants under three year operating leases. These leases expire April 14, 1997, October 31, 1997 and December 31, 1998. The annual rents total $36,880 in addition to each tenant's proportionate share of the operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

First Federal, from time to time, is a party to legal proceedings in the ordinary course of business when it enforces security interests in loans made by it. The Bank is not engaged in any legal proceedings of a material nature at the present time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Corporate Profile and Stock Market Information" in the Registrant's 1996 Annual Report to Stockholders on page 1, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Financial Data" in the Registrant's 1996 Annual Report to Stockholders on page 3 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1996 Annual Report to Stockholders on Pages 5 through 15 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiary, together with the report thereon by Bertram Cooper & Co., LLP appears in the Bank's 1996 Annual Report to Stockholders on pages 16 through 38 and are incorporated herein by reference.

Quarterly Results of Operations on page 39 of the 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" at pages 3 to 12 the Registrant's definitive proxy statement for the Company's Annual Meeting of Stockholders to he held on January 21, 1997 (the "Proxy Statement"), which was filed with the Commission on December 8, 1996, and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 8 through 12.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 3 through 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 14.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

         (1) Consolidated Financial Statements of the Bank are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders.

                                                                                                      PAGE
                                                                                                      ----

           Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
           Consolidated Statements of Financial Condition as of
                September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
           Consolidated Statements of Income for the Years
                Ended September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .     18
           Consolidated Statements of Changes in Stockholders' Equity for the
                Years Ended September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . .     19
           Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .     20
           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .     22



                  The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)      Exhibits
                  (a)  The following exhibits are filed as part of this report.

        2.1       Plan of Conversion Merger of Hutchinson and Hastings *
        2.2       Agreement of Merger *
        3.1       Articles of Incorporation of FSF Financial Corp. *
        3.2       Bylaws of FSF Financial Corp. *
        4.0       Stock Certificate of FSF Financial Corp. *
       10.1       Form of Employment Agreement with Donald A. Glas, George B.
                    Loban and Richard H. Burgart *
       10.2       First Federal fsb Management Stock Plan
       10.3       FSF Financial Corp. 1994 Stock Option Plan
       11.0       Statement regarding computation of earnings per share
       13.0       1996 Annual Report to Stockholders
       21.0        Subsidiary Information
       27.0       Financial Data Schedule **

---------------------
*         Incorporated  herein by reference into this document from the Exhibits
          to  Form  S-1,  Registration  Statement,   initially  filed  with  the
          Commission, on June 1, 1994, Registration No. 33-79570.
**        Included with electronic filing only.

                  (b)      Reports on Form 8-K.

                           On September 6, 1996, the  Registrant filed a current
report on Form 8-K announcing receipt of appropriate regulatory approval for an additional 5% common stock repurchase plan.

                           On December 2, 1996, the  Registrant  filed a current
report on Form 8-K announcing receipt of appropriate regulatory approval for an additional 10% common stock repurchase plan.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 o4 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                   FSF Financial Corp.
Dated:   December 12, 1996                                         By:     /s/ Donald A. Glas
                                                                           --------------------------------------------
                                                                           Donald A. Glas
                                                                           Co-Chair of the Board and Chief
                                                                           Executive Officer
                                                                           (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated,



By:      /s/ Donald A. Glas                                        By:     /s/ Richard H. Burgart
         ------------------------------------------                        --------------------------------------------
         Donald A. Glas                                                    Richard H. Burgart
         Co-Chair of the Board and Chief Executive Officer                 Chief Financial Officer and Treasurer
         (Principal Executive Officer)                                     (Principal Financial and Accounting Officer)
                                                                           Director

Date:    December 12, 1996                                         Date:   December 12, 1996



By:      /s/ George B. Loban                                       By:     /s/ Maurice P. Zweber
         ------------------------------------------                        --------------------------------------------
         George B. Loban                                                   Maurice P. Zweber
         Co-Chair of the Board and President                               Director

Date:    December 12, 1996                                         Date:   December 12, 1996



By:      /s/ Carl O. Bretzke                                       By:     /s/ Sever B. Knutson
         ------------------------------------------                        --------------------------------------------
         Carl O. Bretzke                                                   Sever B. Knutson
         Director                                                          Director

Date:    December 12, 1996                                         Date:   December 12, 1996



By:      /s/ Roger R. Stearns                                      By:     /s/ James J. Caturia
         ------------------------------------------                        --------------------------------------------
         Roger R. Stearns                                                  James J. Caturia
         Director                                                          Director

Date:    December 12, 1996                                         Date:   December 12, 1996



By:      /s/ Jerome R. Dempsey
         ------------------------------------------
         Jerome R. Dempsey
         Director

Date:    December 12, 1996

                                       22