Form 10-Q
period 1996-12-31
FSF FINANCIAL CORP
filed 1997-01-31
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              December 31, 1996

                                                            OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                  to

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Minnesota                               41-1783064
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

201 Main Street South,  Hutchinson, Minnesota                55350-2573
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (320) 234-4500


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date January 30, 1997.
                                                   ----------------

         Class                                                Outstanding
$.10 par value common stock                                 3,177,310 shares

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                        1
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         6

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                          13
Item 2.           Changes in Securities                                      13
Item 3.           Defaults upon Senior Securities                            13
Item 4.           Submission of Matters to a Vote of Security Holders        13
Item 5.           Other Information                                          13
Item 6.           Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                   14

                       FSF FINANCIAL CORP. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  September 30,
                                                                1996         1996*
                                                            ---------------------------
                          ASSETS                              (Dollars in thousands)
                          ------

Cash and cash equivalents:

   Interest bearing                                         $       6,762  $     9,392
   Non-interest bearing                                             2,787        2,364
Securities available for sale, at fair value:
   Equity securities                                               18,307       18,231
   Mortgage-backed and related securities                          16,507       16,336
Securities held to maturity, at amortized cost:
   Debt securities (estimated fair value of $42,233
     and $41,626)                                                  44,358       44,349
   Mortgage-backed and related securities (estimated
     fair value of $37,231 and $36,915)                            38,552       38,557
Loans held for sale                                                   618          443
Loan receivable, net                                              226,782      216,727
Real estate owned                                                      51            -
Accrued interest receivable                                         2,381        2,325
Premises and equipment                                              3,740        3,728
Other assets                                                        1,528        2,184
                                                            ---------------------------
          Total Assets                                      $    $362,373  $   354,636
                                                            ===========================
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
 Liabilities:
     Demand deposits                                        $      25,973  $    27,601
     Savings accounts                                              47,899       48,334
     Certificates of deposit                                      126,997      113,139
                                                            ---------------------------
          Total deposits                                          200,869      189,074

     Federal Home Loan Bank borrowings                            114,621      114,693
     Other liabilities                                              1,957        3,220
                                                            ---------------------------
          Total liabilities                                       317,447      306,987
                                                            ---------------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                  -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                       450          450
     Additional paid in capital                                    43,189       43,150
     Retained earnings, substantially restricted                   22,416       22,068
     Treasury stock at cost (1,270,967 and 1,023,083 shares)      (16,537)     (13,095)
     Unearned ESOP shares at cost (263,546 and 271,850 shares)     (2,636)      (2,719)
     Unearned MSP stock grants at cost (125,146 and
       131,946 shares)                                             (1,325)      (1,398)
     Unrealized (loss) on securities available for sale              (631)        (807)
                                                            ---------------------------
          Total stockholders' equity                               44,926       47,649
                                                            ---------------------------
          Total Liabilities and Stockholders' Equity        $     362,373  $   354,636
                                                            ===========================

------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1996, has been taken from the audited statements of financial condition of and for that date.

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Three Months Ended
                                                                         December 31,
                                                                --------------------------------
                                                                      1996            1995
                                                                --------------------------------
                                                                     (In thousands, except
Interest income:                                                          per share data)
     Loans receivable                                           $         4,714   $      3,693
     Mortgage-backed and related securities                                 855            777
     Investment securities                                                  995          1,018
                                                                --------------------------------
          Total interest income                                           6,564          5,488
                                                                --------------------------------
Interest expense:
     Deposits                                                             2,184          1,998
     Borrowed funds                                                       1,702          1,221
                                                                --------------------------------
          Total interest expense                                          3,886          3,219
                                                                --------------------------------
          Net interest income                                             2,678          2,269
     Provision for loan losses                                               30              6
                                                                --------------------------------
          Net interest income after provision for loan losses             2,648          2,263
                                                                --------------------------------
Non-interest income:
     Gain (loss) on loans - net                                               5              5
     Other service charges and fees                                          96             98
     Service charges on deposit accounts                                    164            125
     Commission income                                                       50             40
     Other                                                                   23             37
                                                                --------------------------------
          Total non-interest income                                         338            305
                                                                --------------------------------
Non-interest expense:
     Compensation and benefits                                            1,110          1,156
     Occupancy and equipment                                                184            197
     Deposit insurance premiums                                              71             96
     Data processing                                                         98            102
     Professional fees                                                       60             63
     Other                                                                  251            232
                                                                --------------------------------
          Total non-interest expense                                      1,774          1,846
                                                                --------------------------------
          Income before provision for income taxes                        1,212            722
Income tax expense                                                          490            301
                                                                --------------------------------
Net income                                                      $           722  $         421
                                                                ================================

Earnings per common and common equivalent shares:                         $0.24          $0.11
Common Stock dividend declared per share                                 $0.125         $0.125




            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Three Months Ended
                                                                                         December 31,

                                                                                --------------------------------
                                                                                     1996            1995
                                                                                --------------------------------
Cash flows from operating activities:                                                   (In thousands)
     Net income                                                                  $         722  $           421
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
     Depreciation                                                                           77               81
     Net amortization of discounts and premiums on
        securities held to maturity                                                         (9)             (10)
     Provision for loan losses                                                              30                6
     Net market value adjustment on ESOP shares                                             23               17
     Amortization of ESOP and MRP stock compensation                                       171              163
     FHLB stock dividends                                                                    -              (81)
     Net loan fees deferred and amortized                                                   63               17
     (Increase) decrease in:
        Loans held for sale                                                               (175)              36
        Accrued interest receivable                                                        (57)            (125)
        Other assets                                                                       (43)             (86)
     Increase (decrease) in:
        Net deferred taxes                                                                 365              (61)
        Accrued interest payable                                                            35               (5)
        Accrued income tax                                                                  75              161
        Accrued liabilities                                                               (811)              43
        Deferred compensation payable                                                       20               (5)
                                                                                --------------------------------
Net cash provided by operating activities                                                  486              572
                                                                                --------------------------------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net                             (8,930)          (6,752)
     Purchase of loans                                                                  (1,270)          (5,884)
     Principal payments on mortgage related securities held to maturity                      5                8
     Purchase of securities available for sale                                               -             (524)
     Purchase of  securities held to maturity                                                -             (564)
     Proceeds from maturities of securities held to maturity                                 -            5,500
     Purchase of equipment and property improvements                                       (88)            (186)
                                                                                --------------------------------
Net cash (used in) investing activities                                          $    (10,283)  $       (8,402)
                                                                                --------------------------------

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY


                                                                                  For the Three Months Ended
                                                                                         December 31,
                                                                                --------------------------------
                                                                                     1996            1995
                                                                                --------------------------------
Cash flows from financing activities:
     Net increase (decrease) in deposits,                                         $    11,795    $       8,098
     Net increase in short-term borrowings                                                (73)          12,119
     Net increase (decrease) in mortgage escrow funds                                    (314)            (281)
     Treasury stock purchased                                                          (3,443)          (5,590)
     Dividends on common stock                                                           (374)            (491)
     Proceeds from exercise of stock options                                                -               15
                                                                                --------------------------------
Net cash provided by financing activities                                               7,591           13,870
                                                                                --------------------------------
Net increase in cash and cash equivalents                                              (2,206)           6,040
Cash and cash equivalents:
     Beginning of year                                                                 11,755           14,855
                                                                                --------------------------------
     End of year                                                                  $     9,549    $      20,895
                                                                                ================================

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                             $     1,688    $       1,246
        Interest on deposits                                                            2,164            2,023
        Income taxes                                                                       43              213

Supplemental schedule of noncash investing and financing activities:
Reinvested amounts of capital gains and dividends
        from mutual fund investments                                              $        16    $          48

                       FSF FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three month period ended December 31, 1996, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiary, First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1996.

         Reclassification

         Certain items previously reported have been reclassified to conform with the current period's reporting format.

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at December 31, 1996, and September 30, 1996 totaled 915608742$362.4 million and $354.6 million, respectively. The increase of $7.8 million was primarily a result of an increase in loans receivable.

Cash and cash equivalents totaled 915608743$9.5 million at December 31, 1996, which represented a decrease of $2.2 million or 18.8% as compared with September 30, 1996. The Corporation utilized cash and cash equivalents to repurchase 247,884 shares of its common stock.

Loans held for sale increased $175,000, to $618,000 at December 31, 1996, from $443,000 at September 30, 1996. As of December 31, 1996, the Bank had a forward commitment to sell $332,000 of loans held for sale to the Federal Home Loan Mortgage ("FHLMC") which in effect would reduce the balance of loans held for sale to $286,000 as of December 31, 1996.

Loans receivable, net increased $10.1 million or 4.7% to $226.8 million at December 31, 1996, from $216.7 million at September 30, 1996. Mortgage loan originations totaled $17.7 million during the period, and the Bank purchased $595,000 in single-family residential mortgages and $675,000 in commercial loans. All of the mortgages purchased were single-family residential mortgages located within Minnesota and individually underwritten by the Bank. The loans were adjustable rate mortgages ("ARMs") and provided a net yield to the Bank that was approximately 25 basis points less than the Bank's origination rate. The purchased commercial loans meet the risk profile established by the Bank, have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to diversify the composition of its loan portfolio.

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                             At December 31,
                                         ------------------------------------------------------
                                              1996                        1995
                                         ------------------------------------------------------
                                             Amount          %           Amount          %
                                         ------------------------------------------------------
        Residential real estate:                          (Dollars in Thousands)
          One-to-four family (1)           $154,403       64.0        $132,320       67.8
          Residential construction           17,402        7.2          16,506        8.5
                Multi-family                  3,676        1.5           3,564        1.8
                                         ------------------------------------------------------
                                            175,481       72.7         152,390       78.1
        Land and commercial real estate      23,339        9.7          13,746        7.0
           Commercial business                6,858        2.9           1,846        1.0
                                         ------------------------------------------------------
                                            205,678       85.3         167,982       86.1
        Consumer:
          Savings accounts                      593        0.2             449        0.2
          Home equity and second mortgage    18,739        7.8          13,235        6.8
          Automobile loans                   10,202        4.2           8,469        4.3
          Other                               6,047        2.5           4,998        2.6
                                         ------------------------------------------------------
                    Total loans             241,259      100.0         195,133      100.0
                                                        ======                     ======
        Less:
          Loans in process                  (12,275)                   (10,109)
          Deferred fees                        (787)                      (619)
          Allowance for loan losses            (797)                      (764)
                                         ----------                 ----------
                    Total loans, net       $227,400                   $183,641
                                         ==========                 ==========

------------------------------------------
     (1) Includes loans held for sale in the amount of $618,000 and $194,000 as of December 31, 1996 and 1995, respectively.

Real estate owned consists of a single family residence. No loss is expected as a result of disposition.

Deposits after interest credited increased from $189.1 million at September 30, 1996, to $200.9 million at December 31, 1996, an increase of $11.8 million or 6.2%. Cost of savings decreased from 4.55% for the three months ended December 31, 1995, to 4.48% for the three months ended December 31, 1996.

Federal Home Loan Bank ("FHLB") borrowings decreased slightly during the three months ended December 31, 1996, as the Bank was able to fund its asset growth through the increase in deposits.

The Corporation completed the repurchase of 247,884 shares of common stock, thereby increasing the total number of treasury shares to 1,270,967 at December 31, 1996. Total stockholders' equity decreased from $47.6 million at September 30, 1996, to $44.9 million at December 31, 1996. Repurchased shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. The $2.7 million decrease in stockholders' equity was a direct result of the repurchase of additional shares during the period. As a result of the repurchases, book value per share increased from $15.50 at September 30, 1996, to $15.81 at December 31, 1996, an increase of 2.0%.

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

During the three months ended December 31, 1996, and 1995, approximately $97,000 and $145,000 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15 and the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                                                             At December 31,
                                                              ----------------------------------------------
                                                                       1996                   1995
                                                              ----------------------------------------------
                                                                             (In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                              $                    -     $              209
  Permanent loans secured by one-to-four-family units                             23                    138
Non-mortgage loans:
  Consumer                                                                        74                     88
                                                              ----------------------------------------------
Total non-accrual loans                                                           97                    435
Foreclosed real estate                                                            51                      -
                                                              ----------------------------------------------
Total non-performing assets                                   $                  148     $              435
                                                              ==============================================
Total non-performing loans to net loans                                         0.04%                  0.08%
                                                              ==============================================
Total non-performing loans to total assets                                      0.01%                  0.23%
                                                              ==============================================
Total non-performing assets to total assets                                     0.01%                  0.23%
                                                              ==============================================


Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. (When management classifies a loan as a loss asset, a reserve equal up to 100% of the loan balance may be established or the loan is to be charged-off.)

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

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At December 31, 1996, First Federal had total classified assets of $549,000 of which $362,000 were considered substandard and no assets were classified as loss. Special mention assets totaled $187,000 at December 31, 1996.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                          For the Three Months
                                                                             At December 31,
                                                              ----------------------------------------------
                                                                       1996                   1995
                                                              ----------------------------------------------
                                                                             (In Thousands)

Total loans outstanding (1)                                   $              227,400    $           183,641
                                                              ==============================================
Average loans outstanding                                     $              222,285    $           177,352
                                                              ==============================================
   Allowance balance (beginning of period)                    $                  776    $               764
                                                              ----------------------------------------------
Provision (credit):
  Residential (2)                                                                  -                      -
  Commercial real estate                                                           -                      -
  Consumer                                                                        30                      6
                                                              ----------------------------------------------
     Total provision                                                              30                      6
Charge-off:
  Residential                                                                      -                      -
  Commercial real estate                                                           -                      -
  Consumer                                                                         9                      6
                                                              ----------------------------------------------
     Total charge-offs                                                             9                      6
Recoveries:
  Residential                                                                      -                      -
  Commercial real estate                                                           -                      -
  Consumer                                                                         -                      -
                                                              ----------------------------------------------
     Total recoveries                                                              -                      -
                                                              ----------------------------------------------
Net charge-offs                                                                    9                      6
                                                              ----------------------------------------------
Allowance balance (end of period)                             $                  797    $               764
                                                              ==============================================
Allowance as percent of total loans                                             0.35%                  0.42%
Net loans charged off as a percent of average loans                                -                      -

----------------------------------------------------
     (1) Includes total loans (including loans held for sale), net of loans in process

     (2) Includes one- to four-family and multi-family residential real estate loans.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Income. The Corporation recorded net income of $722,000 for the three months ended December 31, 1996, as compared to net income of $421,000 for the three month period ended December 30, 1995. The increase in net income of $301,000 or 71.5% was the result of higher net interest income. In general, interest rates increased during the three months ended December 31, 1996, and in particular, shorter term rates increased less than longer term rates, causing a steepening of the yield curve. The Bank prices many of its lending products against intermediate rates and its savings products against short term rates. As a result of the steepening of the yield curve, average interest spread for the three months ended December 31, 1996, increased to 2.53% from 2.23% for the three months ended December 31, 1995. Management can make no assertions regarding the future movement of such interest rates or the impact of interest rate movements on the Bank's interest spread or interest margin.


Total Interest Income. Total interest income increased by $1.1 million or 20.0% to $6.6 million for the three months ended December 31, 1996, from $5.5 million for the three months ended December 31, 1995, due to increases in the average balance of interest earning assets of $46.1 million and an increase in yield on earning assets from 7.27% for the 1995 quarter to 7.55% for the same quarter in 1995. The average yield on loans increased to 8.48% for the quarter ended
December 31, 1996, from 8.06% for the quarter ended December 31, 1995. The average balance of mortgage-backed securities increased by $1.7 million from $53.3 million for the three months ended December 30, 1995, to $55.0 million for the three months ended December 31, 1996. During this same period, the average yield on mortgage-backed securities increased from 5.83% to 6.22% or 39 basis points (100 basis points equals 1%). The increase in yields on interest earning assets was primarily caused by the higher relative level of interest rates in 1996 versus 1995. The average balance of investment securities decreased $548,000 from $71.2 million for the three months ended December 31, 1995, to $70.7 million for the three months ended December 31, 1996, while the average yield decreased to 5.63% for 1996 from 5.72% for 1995.

Total Interest Expense. Total interest expense increased to $3.9 million for the three months ended December 31, 1996, from $3.2 million for the same period in 1995. The average balance of interest-bearing deposits increased from $175.6 million for the three months ended December 31, 1995, to $195.0 million for the three months ended December 31, 1996. This increase was comprised of interest credited and an increase in certificate accounts. Even though the increase in deposits was a result of growth in certificate accounts, the average cost of deposits decreased by 7 basis points to 4.48% for the three months ended December 31, 1996. No assurance can be made that deposits can be maintained in the future without increasing the cost of funds if interest rates should increase. The average balance of borrowings increased $34.8 million to $114.7 million for the three months ended December 31, 1996, from $79.9 million for the three months ended December 31, 1995. The overall cost of funds decreased from 5.04% for the three months ended December 31, 1995, to 5.02% for the three months ended December 31, 1996. The Bank utilized borrowings to supplement deposits and meet other liquidity needs.

Net Interest Income. Net interest income increased from $2.3 million for the three months ended December 30, 1995, to $2.7 million for the same period ended December 31, 1996, an increase of $400,000 or 17.4%. Average interest-earning assets increased $46.0 million, from $302.0 million for the three months ended December 30, 1995, to $348.0 million for the three months ended December 31, 1996, while the average yield on interest-earning assets increased 28 basis points from 7.27% for 1995 to 7.55% for 1996. Average interest bearing liabilities increased by $54.2 million to $309.6 million for the three months ended December 31, 1996, from $255.4 million for the three months ended December 31, 1995, and the cost of interest-bearing liabilities decreased from 5.04% for 1995 to 5.02% in 1996.

Provision for Loan Losses. The Bank's provision for loan losses was $30,000 for the three months ended December 31, 1996, compared to $6,000 for the same period in 1995. The Bank's allowance for loan losses was $797,000 and $764,000 at December 31, 1996, and December 31, 1995, respectively. At December 31, 1996, the Bank's allowance for loan losses constituted 538.5% of non-performing assets as compared to 175.6% of non-performing assets at December 31, 1995. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related interest yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                     Three Months Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                1996                                         1995
                                            ---------------------------------------------------------------------------------------
                                                                       Interest                                     Interest
                                               Average                Yields and            Average                Yields and
Assets:                                        Balance     Interest    Rates (1)            Balance     Interest    Rates (1)
                                            ---------------------------------------------------------------------------------------
     Loans receivable (2)                       $ 222,285   $   4,714        8.48 %          $ 177,352   $   3,693        8.06 %
     Mortgage-backed securities                    54,976                    6.22               53,326                    5.83
                                                                  855                                          777
     Investment securities (3)                     70,700                    5.63               71,248       1,018        5.72
                                                                  995
                                                ----------------------                       ----------------------
          Total interest-earning assets           347,961       6,564        7.55              301,926       5,488        7.27
                                                            ---------------------                        ---------------------
          Other assets                             10,544                                       10,086
                                                ---------                                    ---------

Total assets                                    $ 358,505                                    $ 312,012
                                                =========                                    =========

Liabilities:

     Interest-bearing deposits                  $ 194,972   $   2,184        4.48 %          $ 175,565   $   1,998        4.55 %
     Borrowings                                   114,657       1,702        5.94               79,867       1,221        6.12
                                                ----------------------                       ----------------------
          Total interest-bearing                  309,629       3,886        5.02 %            255,432       3,219        5.04 %
            liabilities                                     ---------------------                        ---------------------
     Other liabilities                              2,589                                        1,889
                                                ---------                                    ---------
          Total liabilities                       312,218                                      257,321
Stockholders' equity                               46,288                                       54,691
                                                ---------                                    ---------

Total liabilities and stockholders'
     equity                                     $ 358,505                                    $ 312,012
                                                =========                                    =========

Net interest income                                         $   2,678                                    $   2,269
Net Spread (4)                                                               2.53 %                                       2.23 %
Net Margin (5)                                                               3.08 %                                       3.01 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                        1.12X                                          1.18X

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

Non-interest Income. Total non-interest income increased $33,000 during the three month period ended December 31, 1996, to $338,000 as compared to the same period in 1995. Loan origination fees decreased from $98,000 for the three months ended December 31, 1995, to $95,000 for the three months ended December 31, 1996, due to a lower level of originations. Loan and other customer service fees increased from $125,000 for the three months ended December 31, 1995, to $164,000 for the three months ended December 31, 1996, due to an increase in deposit related fees.

Non-interest expense. Total non-interest expense decreased $72,000 over the periods compared. Compensation and benefits decreased to $1,110,000 for 1996 from $1,156,000 for 1995, a decrease of approximately 4%. Occupancy expense was $184,000 for the three months ended December 31, 1996, versus

$197,000 for the same period in 1995. Deposit insurance premiums decreased 26.0% due to a decrease in the premium rate following the SAIF special assessment paid in September, 1996. Data processing decreased from $102,000 for the three months ended December 31, 1995, to $98,000 for the three months ended December 31, 1996, as the Bank continued to utilize cost savings and additional automation within its data processing system. Professional fees decreased $3,000 from $63,000 in 1995 to $60,000 in 1996.

Income Tax Expense. Income taxes increased by $189,000 or 62.8%, to $490,000 for the three month period ended December 31, 1996, from $301,000 for the same period in 1995, primarily due to the increase of $490,000 in income before tax.

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

On December 31, 1996, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                                    Amount             Percent
                                                              ---------------------------------------
                                                              (Dollars in thousands)

Tangible capital                                               $           39,878               11.1 %
Tangible capital requirement
                                                                            5,380                1.5
                                                              ---------------------------------------
Excess over requirement                                        $           34,498                9.6 %
                                                              =======================================

Core capital                                                   $           39,878               11.1 %
Core capital requirement                                                   10,760                3.0
                                                              ---------------------------------------
Excess over requirement                                        $           29,118                8.1 %
                                                              =======================================

Risk based capital                                             $           40,675                8.1 %
Risk based capital requirement                                             14,622                8.0
                                                              ---------------------------------------
Excess over requirement                                        $           26,053               14.3 %
                                                              =======================================


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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and principal payment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund the majority of its operations internally and uses borrowed funds from the Federal Home Loan Bank of Des Moines when deemed appropriate by management. As of December 31, 1996, such borrowed funds totaled $114.6 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 7.0% and 6.1% at December 31, 1996, and September 30, 1996, respectively, and its short term liquidity was 7.0% and 6.1%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 1997, was approximately $78.8 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At December 31, 1996, the Bank had loan commitments outstanding of $5.2 million and no commitments to purchase mortgage-backed securities. Funds required to fill these commitments are derived primarily from current excess liquidity, advances, deposit inflows or loan and security repayments.

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

                                     PART II

ITEM 1.            LEGAL PROCEEDINGS

                   Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1996. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces it security interest in loans.

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

                         Exhibit 27: Financial Data Schedule (only included in
                                     electronic filing)

                   (b)   Reports on Form 8-K

                         On December 3, 1996, the Corporation filed a current report on Form 8-K announcing OTS approval of a 10% stock repurchase plan (Items 5, 7).

                       FSF FINANCIAL CORP. AND SUBSIDIARY

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FSF FINANCIAL CORP.

Date:  January 31, 1997                By:  /s/ Donald A. Glas
-----------------------                     -----------------------
                                            Donald A. Glas
                                            Chief Executive Officer




Date: January 31, 1997                 By:  /s/ Richard H. Burgart
----------------------                      -----------------------
                                            Richard H. Burgart
                                            Chief Financial Officer