Form 10-Q
period 1997-03-31
FSF FINANCIAL CORP
filed 1997-05-05
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ----------------------

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         Minnesota                                        41-1783064
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                    employer identification no.)

201 Main Street South,  Hutchinson, Minnesota                  55350-2573
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (320) 234-4500


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 1997.
                                                   --------------


          Class                                                Outstanding
          -----                                                -----------
$.10 par value common stock                                 3,062,310 shares

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Financial Statements                                           1
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            6


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                             14
Item 2.     Changes in Securities                                         14
Item 3.     Defaults upon Senior Securities                               14
Item 4.     Submission of Matters to a Vote of Security Holders           14
Item 5.     Other Materially Important Events                             15
Item 6.     Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                16

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL
                                    CONDITION

                                                        March 31,  September 30,
                                                          1997          199*
                                                        ---------  -------------
                                                            (In thousands)
             ASSETS
             ------
Cash and cash equivalents:
   Interest bearing                                     $   4,387    $   9,392
   Non-interest bearing                                     3,159        2,364
Securities available for sale, at fair value:
   Equity securities                                       18,295       18,231
   Mortgage-backed and related
    securities                                             16,453       16,336
Securities held to maturity, at amortized cost:
   Debt securities (estimated fair value of $41,121
     and $41,626)                                          42,865       44,349
   Mortgage-backed and related securities (estimated
     fair value of $37,248 and $36,915)                    38,551       38,557
Loans held for sale                                           497          443
Loan receivable, net                                      235,388      216,727
Real estate owned                                              91           --
Accrued interest receivable                                 2,346        2,325
Premises and equipment                                      3,798        3,728
Other assets                                                1,482        2,184
                                                        ---------    ---------
          Total Assets                                  $ 367,312    $ 354,636
                                                        =========    =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Liabilities:
     Demand Deposits                                    $  27,826    $  27,601
     Savings accounts                                      48,919       48,334
     Certificates of deposit                              133,346      113,139
                                                        ---------    ---------
          Total Deposits                                  210,091      189,074
     Federal Home Loan Bank borrowings                    111,451      114,693
     Other liabilities                                      2,545        3,220
                                                        ---------    ---------
          Total liabilities                               324,087      306,987
                                                        ---------    ---------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000
       shares authorized, no shares issued                     --           --
     Common stock, $.10 par value 10,000,000 shares
        authorized, 4,501,277 and 4,501,277 shares
        issued                                                450          450
     Additional paid in capital                            43,221       43,150
     Retained earnings, substantially restricted           22,784       22,068
     Treasury stock at cost (1,405,967 and 1,023,083)
        shares)                                           (18,761)     (13,095)
     Unearned ESOP shares at cost (253,979 and
        271,850 shares)                                    (2,540)      (2,719)
     Unearned MSP stock grants at cost (118,254 and
        131,946 shares)                                    (1,253)      (1,398)
     Unrealized (loss) on securities available for
        sale                                                 (676)        (807)
                                                        ---------    ---------
          Total Stockholders' equity                       43,225       47,649
                                                        ---------    ---------
          Total Liabilities and Stockholders' Equity    $ 354,636    $ 367,312
                                                        =========    =========

---------------------------------------
* The consolidated statements of financial condition at September 30, 1996, has been taken from the audited statements of financial condition of and for that date.

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                          For Three Months        For Six Months
                                         Ended March 31,           Ended March 31,
                                        ------------------         ----------------
                                          1997     1996             1997    1996
                                        ------------------         ----------------
                                          (In thousands, except per share data)
Interest income:
     Loans receivable                   $4,895   $3,870          $9,609  $ 7,563
     Mortgage-backed and related
       securities                          826      748           1,681    1,525
     Investment securities               1,007      965           2,002    1,983
                                        ------   ------          ------  -------
          Total interest income          6,728    5,583          13,292   11,071
                                        ------   ------          ------  -------
Interest expense:
     Deposits                            2,356    2,110           4,540    4,108
     Borrowed funds                      1,655    1,225           3,357    2,446
                                        ------   ------          ------  -------
          Total interest expense         4,011    3,335           7,897    6,554
                                        ------   ------          ------  -------
          Net interest income            2,717    2,248           5,395    4,517
     Provision for loan losses              30        6              60       12
          Net interest income after
            provision for loan losses    2,687    2,242           5,335    4,505
                                        ------   ------          ------  -------
Non-interest income:
     Gain (loss) on loans - net             13        9              18       14
     Other service charges and fees         90       53             186       95
     Service charges on deposit
      accounts                             158      178             322      351
     Commission income                      60       63             110      103
     Other                                  22       16              45       61
          Total non-interest income        343      319             681      624
                                        ------   ------          ------  -------
Non-interest expense:
     Compensation and benefits           1,187    1,075           2,297    2,231
     Occupancy and equipment               202      206             386      403
     Deposit insurance premiums             31       98             102      194
     Data processing                        96       94             194      196
     Professional fees                      53       60             113      123
     Other                                 258      239             509      471
          Total non-interest expense     1,827    1,772           3,601    3,618
                                        ------   ------          ------  -------
Income before provision for income
  taxes                                  1,203      789           2,415    1,511
Income tax expense                         478      329             968      630
                                        ------   ------          ------  -------
          Net income                    $  725   $  460          $1,447  $   881
                                        ======   ======          ======  =======
Earnings per common and common
  equivalent shares:                    $ 0.25   $ 0.13          $ 0.48  $  0.24
Cash dividend declared per share        $0.125   $0.125          $ 0.25  $  0.25

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three Months              Six Months
                                                               Ended                     Ended
                                                              March 31,                 March 31,
                                                       -------------------------------------------------
                                                           1997       1996        1997            1996
                                                       -------------------------------------------------
Cash flows from operating activities:                                      (In thousands)
     Net income                                         $    725    $    460    $  1,447        $    881
     Adjustments  to  reconcile  net income to net
        cash  provided  by  operating activities:
     Depreciation                                             79          83         156             164
     Net amortization of discounts and premiums on
        securities held to maturity                           (8)         (7)        (17)            (18)
     Provision for loan losses                                30           6          60              12
     Net market value adjustment on ESOP shares               58          19          81              36
     Amortization of ESOP and MSP stock compensation         145         185         316             348
     FHLB stock dividends                                     --          --          --             (81)
     Net loan fees deferred and amortized                     35          70          98              87
     (Increase) decrease in:
        Loans held for sale                                  121           1         (54)             37
        Accrued interest receivable                           36         259         (21)            134
        Other assets                                          47         (49)          4            (135)
     Increase (decrease) in:
        Net deferred taxes                                    (2)         49         363             (12)
        Accrued interest payable                              28         (16)         63             (21)
        Accrued income tax                                   111        (307)        186            (146)
        Accrued liabilities                                   30          38        (781)             81
        Deferred compensation payable                         35         (31)         54             (36)
                                                        --------    --------    --------        --------
Net cash provided by operating activities                  1,470         760       1,955           1,331
                                                        --------    --------    --------        --------

Cash flows from investing activities:
     Loan originations and principal payments on
      loans, net                                          (8,713)     (4,286)    (17,643)        (11,038)
     Purchase of loans                                        --      (4,526)     (1,270)
     Principal payments on mortgage-related
       securities held to maturity                             2          20           7              28
     Purchase of securities available for sale                --          --          --            (523)
     Purchase of Mortgage-related securities held to
      maturity                                                --      (1,494)     (1,494)
     Purchases of  securities held to maturity                --      (9,988)         --         (10,552)
     Proceeds from maturites of  securites held to
      maturity                                             1,500      10,650       1,500          16,150
     Investments in foreclosed real estate                    (1)         (7)         (1)             (7)
     Purchases of equipment and property improvements       (138)        (56)       (226)           (242)
                                                        --------    --------    --------        --------
Net cash (used in) investing activities                 $ (7,350)   $ (9,687)   $(17,633)       $(18,088)
                                                        --------    --------    --------        --------

                       FSF FINANCIAL CORP. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                             Three Months          Six Months
                                                                 Ended               Ended
                                                                March 31,           March 31,
                                                       --------------------------------------------
                                                             1997      1996       1997       1996
                                                       --------------------------------------------
Cash flows from financing activities:                                 (In thousands)
     Net increase (decrease) in deposits,                 $  9,222   $  9,208   $ 21,017   $ 17,306
     Net increase (decrease) in short-term borrowings       (3,170)    (2,080)    (3,243)    10,039
     Net increase (decrease) in mortgage escrow funds          407        330         93         49
     Treasury stock purchased                               (2,230)        --     (5,673)    (5,590)
     Proceeds from exercise of stock options                     5         25          5         40
     Dividends on common stock                                (357)      (438)      (731)      (929)
                                                            ---------------------------------------
Net cash provided by financing activities                    3,877      7,045     11,468     20,915
                                                            ---------------------------------------

Net increase in cash and cash equivalents                   (2,003)    (1,882)    (4,210)     4,158

Cash and cash equivalents:
     Beginning of period                                     9,549     20,895     11,756     14,855
                                                           ----------------------------------------

     End of period                                         $ 7,546    $19,013   $  7,546   $ 19,013
                                                           ========================================

Supplemental disclosures of cash flow information:

  Cash payments for:
        Interest on advances and other borrowed money      $ 1,668    $ 1,210   $  3,356   $  2,456
        Interest on deposits                                 2,349      2,096      4,513
        Income taxes                                           385        580        428

Supplemental schedule of noncash investing and financing activities:

     Reinvested amounts of capital gains and dividends
        from mutual fund investments                             4         55         20        103


                       FSF FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

      The unaudited consolidated financial statements as of and for the three and six month periods ended March 31, 1997, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiary, First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

      Reclassification

      Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 3 - NEW ACCOUNTING STANDARDS

      The FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets, and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair values, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company prospectively adopted SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

      Earnings  per  Share.  On March 3, 1997,  the FASB  issued  SFAS No.  128,
      Earnings per Share (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The computation of EPS will be compatible with international standards, as the International Accounting Standards Committee recently issued a comparable standard.

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at March 31, 1997, and September 30, 1996 totaled 923821514$367.3 million and $354.6 million, respectively. The increase of $12.7 million was a result of an increase in loans receivable, a decrease in interest bearing cash equivalents and the maturity of debt securities classified as held to maturity.

Cash and cash equivalents decreased from $11.8 million at September 30, 1996, to $7.5 million at March 31, 1997, or a decrease of $4.3 million. The Corporation utilized excess liquidity to fund the purchase of treasury shares.

Securities held to maturity at March 31, 1997, totaled 923821515$42.9 million, which represents a decrease of $1.4 million or 3.2% as compared to September 30, 1996. $1.5 million in securities matured during the March quarter and the proceeds were used to help fund the purchase of treasury shares.

Mortgage-backed   and  related   securities   held  to   maturity   remained  at
923821516$38.6 million at March 31, 1997.

Loans held for sale increased $54,000 to $497,000 at March 31, 1997 from $443,000 at September 30, 1996. As of March 31, 1997, the Bank had a forward commitment to sell $47,000 of loans held for sale to the Minnesota House Finance Agency ("MHFA") which in effect would reduce the balance of loans held for sale to $450,000 as of March 31, 1997.

Loans receivable increased $18.6 million or 8.6% to $235.4 million at March 31, 1997, from $216.7 million at September 30, 1996.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                Three Months          Six Months
                                    Ended                Ended
                                  March 31,           March 31,
                              ------------------   -----------------
                                1997     1996       1997     1996
                              ------------------   -----------------
Loans Originated:                        (In Thousands)
  Residential mortgages      $ 10,823   $14,580   $23,398   $27,686
  Land and commercial
   real estate                  3,500       715     8,625       715
  Commercial Business             693        27     1,182        88
  Consumer Loans                6,100     5,632    11,498    12,471
                             ------------------   -----------------
      Total Loans
       Originated              21,116    20,954    44,703    40,960
                             ------------------   -----------------
Residential mortgages
  purchased                        --        --       595     5,884
Commercial real estate
  purchased                        --     3,000        --     3,000
Commercial Business
  purchased                        --     1,526       675     1,526
                             ------------------   -----------------
      Total loans purchased        --     4,526     1,270    10,410
                             ------------------   -----------------
      Total New Loans        $ 21,116   $25,480   $45,973   $51,370
                             ==================   =================


All of the single-family residential mortgages were located within Minnesota and individually underwritten by the Bank. The loans were adjustable rate mortgages ("ARMs") and provided a net yield to the Bank that was approximately 25 basis points less than the Bank's origination rate. The commercial loans meet the risk profile established by the Bank, have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of their loan portfolio.

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:


                                      March 31,            September 30,
                                         1997                  1996
                               ----------------------------------------------

                                 Amount        %      Amount             %
                               ----------------------------------------------
Residential real estate:                 (Dollars in Thousands)
   One-to-four family (1)      $ 157,595      63.9  $ 150,102          64.7
   Residential construction       14,710       6.0     19,676           8.5
   Multi-family                    3,378       1.4      3,753           1.6
                               --------------------------------------------
                                 175,683      71.2    173,531          74.8
Land and commercial real
  estate                          26,340      10.7     18,637           8.0
Commercial business                7,566       3.1      6,089           2.6
                               --------------------------------------------
                                 209,589      84.9    198,257          85.4
Consumer:
   Savings accounts                  730       0.3        563           0.2
   Home equity and second
    mortgages                     19,248       7.8     17,692           7.6
   Automobile loans               10,844       4.4     10,080           4.3
   Other                           6,345       2.6      5,512           2.4
                               --------------------------------------------
         Total loans             246,756     100.0    232,104         100.0
                                             =====                    =====
Less:
   Loans in process              (9,466)              (13,401)
   Deferred fees                   (597)                 (757)
   Allowance for loan losses       (808)                 (776)
                               ---------            ---------
          Total loans, net     $ 235,885            $  217,170
                               =========            ==========

-------------------------
(1) Includes loans held for sale in the amount of $497,000 and $443,000 as of March 31, 1997 and September 30, 1996, respectively.


Real estate owned at March 31, 1997, totaled $91,000, and consists of a total of
three  single-family   residential  properties.  No  loss  is  expected  in  the
disposition of the properties.

Deposits after interest credited increased from $189.1 million at September 30, 1996, to $210.1 million at March 31, 1997, an increase of $21.0 million or 11.1%. Overall cost of funds remained level during the period as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank borrowing decreased $3.2 million from $114.7 million at September 30, 1996, to $111.5 million at March 31, 1997, as the Bank was able to fund its asset growth through the increase of deposits.

The Corporation repurchased 383,384 shares of common stock, thereby increasing the total number of treasury shares to 1,405,967 at March 31, 1997. Total stockholders' equity decreased from $47.6 million at September 30, 1996, to $43.2 million at March 31, 1997. Repurchased shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. The $4.4 million decrease in stockholders' equity was a direct result of the repurchase of additional shares during the period. Book value per share increased from $15.50 at September 30, 1996, to $15.87 at March 31, 1997, an increase of 2.4%.

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

During the six months ended March 31, 1997, and 1996, approximately $6,000 and $7,000 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15 and the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                       March 31,   September 30,
                                     ---------------------------
                                          1997         1996
                                     ---------------------------
                                            (In Thousands)
Loans accounted for on a non-accrual
 basis:
Mortgage loans:
  Residential construction loans       $      -     $     -
  Permanent loans secured by
   one-to-four-family units                 196         129
Non-mortgage loans:
  Consumer                                   87          90
                                     ----------------------
Total non-accrual loans                     283         219
Foreclosed real estate                       91           -
                                     ----------------------
Total non-performing assets           $     374    $    219
                                     ======================
Total non-performing loans to
  net loans                                0.12%       0.10%
                                     ======================
Total non-performing loans to
  total assets                             0.08%       0.06%
                                     ======================
Total non-performing assets to
  total assets                             0.10%       0.06%
                                     ======================


Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance can be established or the loan is to be charged-off.

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

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At March 31, 1997, First Federal had total classified assets of $785,000 of which $105,000 were considered substandard and no assets were classified as loss. Special mention assets totaled $680,000 at March 31, 1997.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                           Three Months Ended March 31,
                         -------------------------------------------------------------------------------------
                                                  1997                                   1996
                         -------------------------------------------------------------------------------------
                                                         Interest                                 Interest
                                    Average              Yields and        Average                Yields and
Assets:                             Balance     Interest  Rates(1)         Balance      Interest   Rates (1)
                         ------------------------------------------------------------------------------------
     Loans receivable (2)           $231,643   $  4,895           8.45 %    $187,982   $  3,870   8.23 %
     Mortgage-backed
       securities                     55,032        826           6.00        54,015        748   5.54
     Investment securities            67,488      1,007           5.97        70,044        965   5.51
                                    -------------------                     -------------------
          Total interest-
           earning assets            354,163      6,628           7.60       312,041      5,583   7.16
                                                 ---------------------                  --------------
          Other assets                10,680                                  11,012
                                    --------                                --------

Total assets                        $364,843                                $323,053
                                    ========                                ========
Liabilities:
     Interest-bearing
       deposits                     $205,480   $  2,356           4.59 %    $184,218   $  2,110   4.58 %
     Borrowings                      113,036      1,655           5.86        84,886      1,225   5.77
                                    -------------------                     -------------------
          Total interest-
           bearing liabilities       318,516      4,011           5.04 %     269,104      3,335   4.96 %
                                                ----------------------                    ------------
     Other liabilities                 2,251                                   1,850
                                    --------                                --------
          Total
            liabilities              320,767    270,954
Stockholders' equity
                                      44,076                                  52,099
                                    --------                                --------
Total liabilities and
  stockholders' equity              $364,843                                $323,053
                                    ========                                ========

Net interest income                            $  2,717                               $  2,248
Net Spread (4)                                                    2.56 %                         2.20 %
Net Margin (5)                                                    3.07 %                         2.88 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities               1.11X                                              1.16X

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

Net Income. The Corporation recorded net income of $725,000 for the three months ended March 31, 1997, as compared to net income of $460,000 for the three month period ended March 31, 1996. The increase in net income of $265,000 or 57.6% was the result of higher net interest income.

Total Interest Income. Total interest income increased by $1.1 million or 19.6% to $6.7 million for the three months ended March 31, 1997, from $5.6 million for the three months ended March 31, 1996, due to increases in both the average balances of interest-earning assets and the average yield on those assets. The average yield on loans increased to 8.45% for the quarter ended March 31, 1997, from 8.23% for the quarter ended March 31, 1996. The average balance of mortgage-backed securities increased by $1 million from $54.0 million for the three months ended March 31, 1996, to $55.0 million for the three months ended March 31, 1997. During this same period, the average yield on mortgage-backed securities increased from 5.54% to 6.00% or 46 basis points (100 basis points equals 1%). The increase in yield was caused by the steepening of the yield curve. During the two periods, short-term interest rates, which have the greatest impact on the Bank's deposit rates, continued to increase, while intermediate rates, which generally influence lending rates, increased as well. The average balance of investment securities decreased to $67.5 million for the quarter ended March 31, 1997, from $70.0 million for the quarter ended March 31, 1996. The average yield increased 46 basis points from 5.51% for the three months ended March 31, 1996, to 5.97% for the same period in 1997, as interest rates in general increased during the period.

Total Interest Expense. Total interest expense increased to $4.0 million for the three months ended March 31, 1997, from $3.3 million for the same period in 1996. The average balance of interest-bearing deposits increased from $184.2 million for the three months ended March 31, 1996, to $205.5 million for the three months ended March 31, 1997. This increase was comprised of interest credited and an increase in certificate accounts. The average cost of deposits increased by 1 basis point from 4.58% for the three month period ended March 31, 1996, to 4.59% for the same period in 1997. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase. The average balance of borrowings increased $28.1 million to $113.0 million for the three months ended March 31, 1997, from $84.9 million for the three months ended March 31, 1996. The cost of such borrowings decreased by 9 basis points to 5.86% for the three months ended March 31, 1997, from 5.77% for the same period in 1996. Borrowings increased as the Bank utilized borrowings to supplement deposits and meet other liquidity needs.

Net Interest Income. Net interest income increased from $2.3 million for the three months ended March 31, 1996, to $2.7 million for the same period ended March 31, 1997, an increase of $469,000 or 20.7%. Average interest-earning assets increased $42.2 million, from $312 million for the three months ended March 31, 1996, to $354.2 million for the three months ended March 31, 1997, while the average yield on interest-earning assets increased 44 basis points from 7.16% for 1996 to 7.60% for 1997. Average interest bearing liabilities increased by $49.4 million to $318.5 million for the three months ended March 31, 1997, from $269.1 million for the three months ended March 31, 1996, and the cost of interest-bearing liabilities increased from 4.96% for 1996 to 5.04% in 1997.

Provision for Loan Losses. The Bank's provision for loan losses was $30,000 for the three months ended March 31, 1997, compared to $6,000 for the same period in 1996. Commercial real estate loans increased from 7.7% of total loans at March 31, 1996, to 10.7% at March 31, 1997, and commercial business loans increased from 1.2% to 3.1%, respectively. Commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $808,000 and $752,000 at March 31, 1997, and March 31, 1996,
respectively.   At  March  31,  1997,  the  Bank's  allowance  for  loan  losses constituted 216.0% of non-performing assets as compared to 343.4% of non-performing assets at March 31, 1996. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased $24,000 during the three month period ended March 31, 1997, to $343,000 as compared to the same period in 1996. Fixed-rate mortgage loans with terms greater than 20 years were sold during the quarter ended March 31, 1997 for a gain of $13,000. Other service charges and fees increased from $53,000 for the three months ended March 31, 1996, to $90,000 for the three months ended March 31, 1997, due to a higher level of originations. Loan and other customer service fees decreased to $158,000 for the three months ended March 31, 1997, from $178,000 for the same period in 1996, a decrease of $20,000 or 11.2%.

Non-interest expense. Total non-interest expense increased $55,000 or 3.1% over the periods compared. Compensation and benefits increased to $1,187,000 for 1997 from $1,075,000 for 1996 due to annual merit pay raises that averaged 3.5% and were effective January 1, 1997. Deposit insurance premiums decreased $67,000 for the three months ended March 31, 1997, when compared to the three months ended March 31, 1996, as a result of a reduction in the premium rate following the Savings Association Insurance Fund (SAIF) special assessment in September, 1996.

Income Tax Expense. Income taxes increased by $149,000 or 45.3%, to $478,000 for the three month period ended March 31, 1997, from $329,000 for the same period in 1996, primarily due to the increase of $414,000 in income before tax.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)



                                                                         Six Months Ended March 31,
                                           ----------------------------------------------------------------------------------------
                                                          1997                                         1996
                                           ----------------------------------------------------------------------------------------
                                                                       Interest                                    Interest
                                           Average                    Yields and        Average                     Yields and
Assets:                                    Balance      Interest      Rates (1)         Balance       Interest       Rates (1)
                                           ----------------------------------------------------------------------------------------
     Loans receivable (2)                    $ 226,819     $ 9,609             8.47 %      $182,342     $  7,563          8.30 %
     Mortgage-backed securities                 54,985       1,681             6.11          53,799        1,525          5.67
     Investment securities (3)                  68,982       2,002             5.80          70,686        1,983          5.61
                                           ------------------------                   ---------------------------
          Total interest-earning assets        350,786      13,292             7.58         306,827       11,071          7.22
                                                       -----------------------------                ---------------------------
          Other assets                          10,654                                       10,077
                                           ------------                               --------------

Total assets                                 $ 361,440                                     $316,904
                                           ============                               ==============

Liabilities:
     Interest-bearing deposits               $ 200,011     $ 4,540             4.54 %      $179,984     $  4,108          4.56 %
     Borrowings                                113,588       3,357             5.91          81,193        2,446          6.03
                                           ------------------------                   ---------------------------
          Total interest-bearing liabilities   313,599       7,897             5.04 %       261,177        6,554          5.02 %
                                                       -----------------------------                ---------------------------
     Other liabilities                           2,574                                        1,877
                                           ------------                               --------------
          Total liabilities                    316,173                                      263,054
Stockholders' equity                            45,267                                       53,850
                                           ------------                               --------------

Total liabilities and stockholders'
     equity                                  $ 361,440                                     $316,904
                                           ============                               ==============

Net interest income                                        $ 5,395                                      $  4,517
Net Spread (4)                                                                 2.54 %                                     2.20 %
Net Margin (5)                                                                 3.08 %                                     2.94 %
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                              1.12X                                        1.17X

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

Net Income. The Corporation recorded net income of $1,447,000 for the six months ended March 31, 1997, as compared to net income of $881,000 for the six month period ended March 31, 1996. The increase was primarily attributable to an increase in net interest income.

Total Interest Income. Total interest income increased by $2.2 million or 19.8% to $13.3 million for the six months ended March 31, 1997, from $11.1 million for the six months ended March 31, 1996. The yield on mortgage-backed securities increased to 6.11% and the yield on investment securities increased to 5.80% for the six months ended March 31, 1997, compared to yields of 5.67% and 5.61%, respectively. The yield on loans receivable increased to 8.47% for the six months ended March 31, 1997, from 8.30% for the six months ended March 31, 1996. Furthermore, the average balance of loans receivable increased $44.5 million during these periods as a result of increased levels of mortgage originations, the purchase of single-family residential mortgages, and an increase the home equity lines of credit.

Total Interest Expense. Total interest expense increased to $7.9 million for the six months ended March 31, 1997, from $6.6 million for the six months ended March 31, 1996. Average interest bearing liabilities increased from $261.2 million in 1996 to $313.6 million in 1997 and the cost of the liabilities increased from 5.02% for the six months ended March 31, 1996, to 5.04% for the six months ended March 31, 1997. Interest on deposits increased $432,000 and the average rate decreased from 4.56% to 4.54% during the comparison period. Average borrowings increased from $81.2 million for the six months ended March 31, 1996, to $113.6 million for the six months ended March 31, 1997, and the cost of the borrowings decreased from 6.03% to 5.91% due to the stability in interest rates during much of the period. Management can make no assurances regarding the future movement of interest rates which may impact earnings in future periods.

Net Interest Income. Net interest income increased from $4.5 million for the six months ended March 31, 1996, to $5.4 million for the same period ended March 31, 1997, an increase of $830,000 or 18.4%. The increase is mostly a result of an increase in net spread from 2.20% for the six months ended March 31, 1996, to
2.54% for the six months ended March 31, 1997. The average yield on interest-earning assets increased from 7.22% to 7.58% during the two periods while the cost of interest-bearing liabilities increased from 5.02% to 5.04%.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                     For the Six
                                        Months
                                      At March 31,
                                -----------------------
                                    1997         1996
                                -----------------------
                                    (In Thousands)
Total loans outstanding (1)      $235,885   $   192,323
                                =======================
Average loans outstanding        $226,819   $   182,342
                                =======================
Allowance balance (beginning
of period)                      $     776   $       764
                                -----------------------
Provision (credit):
  Residential (2)
                                       -              -
  Commercial real estate
                                       -              -
  Consumer                            60             12
                                -----------------------
     Total provision                  60             12
Charge-off:
  Residential                         14              -
  Commercial real estate               -              -
  Consumer                            15             25
     Total charge-offs                29             25
Recoveries:
  Residential                          -              -
  Commercial real estate               -              -
  Consumer                             1              1
                                -----------------------
     Total recoveries                  1              1
                                -----------------------
Net charge-offs                      28              24
                                -----------------------
Allowance balance (end of
period)                         $    808         $  752
                                =======================
Allowance as percent of            0.34%           0.39%
total loans
Net loans charge off as a
percent of average loans              -               -


-----------------------------
(1) Includes total loans (including loans held for sale), net of loans in process.
(2) Includes one- to four-family and multi-family residential real estate loans.

Provision for Loan Losses. The Bank's provision for loan losses increased to $60,000 for the six months ended March 31, 1997 and 1996.. See also "Comparison of the Three Months Ended March 31, 1997 and 1996- Provision for Loan Losses."

Non-interest Income. Total non-interest income increased from $624,000 for the six months ended March 31, 1996, to $681,000 for the six months ended March 31, 1997. Loans were sold in the secondary market during the six months ended March 31, 1997, with a resulting gain of $18,000 for the period compared with a gain of $14,000 for the same period in 1996. Other service charges and fees increased from $95,000 for the 1996 fiscal year to $186,000 for the 1997 fiscal year due to the increased level of originations and to the origination of more loans with associated fees that could be recognized in current income. Service charges on deposit accounts decreased from $351,000 for the six months ended March 31, 1996, to $322,000 for the six months ended March 31, 1997, or 8.3%, due to a decrease in the quantity of fees charged for services.

Non-interest expense. Total non-interest expense remained stable at $3.6 million for the six months ended March 31, 1997. Compensation and benefits increased from $2.2 million to $2.3 million for the periods impacted by merit increases that averaged 3.5% for all employees. Deposit insurance premiums decreased 47.4%, as a result of the reduction in SAIF premium. Professional fees decreased from $123,000 for the first six months of fiscal 1996 to $113,000 for the first six months of fiscal 1997.

Income Tax Expense. Income tax expense increased from $630,000 for the six months ended March 31, 1996, to $968,000 for the same period in 1997 as a result of an increase in income before taxes.

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

On March 31, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:


                                              Amount       Percent
                                           --------------------------
                                           (Dollars in thousands)
Tangible capital                            $      38,642       10.6
Tangible capital requirement                        5,448        1.5
                                           --------------------------
Excess over requirement                     $     33,194         9.1 %
                                           ==========================

Core capital                                $     38,642        10.6 %
Core capital requirement                          10,896         3.0
                                           --------------------------
Excess over requirement                     $     27,746         7.6 %
                                           ==========================

Risk based capital                          $     39,450        21.0 %
Risk based capital requirement                    15,029         8.0
                                           --------------------------
Excess over requirement                     $     24,421        13.0 %
                                           ==========================



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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and principal payment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund the majority of its operations internally and uses borrowed funds from the Federal Home Loan Bank of Des Moines when deemed appropriate by management. As of March 31, 1997, such borrowed funds totaled $111.5 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 6.8% and 6.1% at March 31, 1997, and September 30, 1996, respectively, and its short term liquidity was 6.8% and 6.1%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 1998, is approximately $81.9 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At March 31, 1997, the Bank had loan commitments outstanding of $1.6 million. Funds required to fill these commitments are derived primarily from current excess liquidity, FHLB advances, deposit inflows or loan and security repayments.

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

                                         PART II

ITEM 1.      LEGAL PROCEEDINGS

             Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of loans and other issues applicable to the business of the Corporation.

ITEM 2.      CHANGES IN SECURITIES

             Not applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Corporation was held on January 21, 1997, and the following items were presented:

             Election of Directors George B. Loban, Sever B. Knutson,  and Roger
             R. Stearns for terms of three years ending in 2000. George B. Loban received 2,866,311 votes in favor and 3,984 votes were withheld. Sever B. Knutson received 2,666,211 votes in favor and 204,084 votes were withheld. Roger R. Stearns received 2,665,511 votes in favor and 204,784 votes were withheld.

             Ratification of the appointment of Bertram Cooper & Co. as the Corporation's auditors for the 1997 fiscal year. Bertram Cooper & Co. was ratified as the Corporation's auditors with 2,857,910 votes for, 7,000 votes against, and 5,385 abstentions.

ITEM 5.      OTHER MATERIALLY IMPORTANT EVENTS

             Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Exhibit 11: Statement regarding computation of earnings per share.

                 Exhibit  27:   Financial   Data  Schedule   (only  included  in
                 electronic filing).

             (b) Reports on Form 8-K

                 None

                       FSF FINANCIAL CORP. AND SUBSIDIARY

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FSF FINANCIAL CORP.




Date:  April 30, 1997                        By:   /s/ Donald A. Glas
---------------------                             ------------------
                                                  Donald A. Glas
                                                  Chief Executive Officer



Date:  April 30, 1997                        By:  /s/ Richard H. Burgart
---------------------                             ----------------------
                                                  Richard H. Burgart
                                                  Chief Financial Officer