Form 10-Q
period 1997-06-30
FSF FINANCIAL CORP
filed 1997-08-01
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              June 30, 1997

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                        ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 30, 1997.
                                                   -------------

         Class                                                    Outstanding
$.10 par value common stock                                     3,036,215 shares

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                Page
                                                                              Number
                                                                                ----

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                           1
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            7


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                             15
Item 2.           Changes in Securities                                         15
Item 3.           Defaults upon Senior Securities                               15
Item 4.           Submission of Matters to a Vote of Security Holders           15
Item 5.           Other Materially Important Events                             15
Item 6.           Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                      17


                       FSF FINANCIAL CORP. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        June 30,   September 30,
                                                                          1997        1996*
                                                                     ---------------------------
                                                                           (In thousands)
                                    ASSETS
Cash and cash equivalents:
   Interest bearing                                                   $    4,293  $    9,392
   Non-interest bearing                                                   2,759        2,364
Securities available for sale, at fair value:
   Equity securities                                                     18,879       18,231
   Mortgage-backed and related securities                                16,569       16,336
Securities held to maturity, at amortized cost:
   Debt securities (estimated fair value of $41,143 and $41,626)         42,870       44,349
   Mortgage-backed and related securities (estimated fair
       value of $37,343 and $36,915)                                    38,549       38,557
Loans held for sale                                                         702          443
Loan receivable, net                                                    245,627      216,727
Real estate owned                                                            72         --
Accrued interest receivable                                               2,514        2,325
Premises and equipment                                                    3,791        3,728
Other assets                                                              1,608        2,184
                                                                      ---------    ---------
          Total Assets                                                $ 378,233    $ 354,636
                                                                      =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Demand Deposits                                                  $  27,858    $  27,601
     Savings accounts                                                    48,904       48,334
     Certificates of deposit                                            130,231      113,139
                                                                      ---------    ---------
          Total Deposits                                                206,993      189,074

     Federal Home Loan Bank borrowings                                  125,883      114,693
     Other liabilities                                                    2,424        3,220
                                                                      ---------    ---------
          Total liabilities                                             335,300      306,987
                                                                      ---------    ---------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                        -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                             450          450
     Additional paid in capital                                          43,259       43,150
     Retained earnings, substantially restricted                         23,263       22,068
     Treasury stock at cost (1,468,467 and 1,023,083 shares)            (19,833)     (13,095)
     Unearned ESOP shares at cost (244,362 and 271,850 shares)           (2,444)      (2,719)
     Unearned MSP stock grants at cost (111,451 and 131,946 shares)
                                                                         (1,180)      (1,398)
     Unrealized (loss) on securities available for sale                    (582)        (807)
                                                                      ---------    ---------
          Total Stockholders' equity                                     42,933       47,649
                                                                      ---------    ---------
          Total Liabilities and Stockholders' Equity                  $ 378,233    $ 354,636
                                                                      =========    =========

--------------------------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1996, has been taken from the audited statements of financial condition of and for that date.

                        See Audited Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                 For Three Months     For Nine Months
                                                                 Ended June 30,        Ended June 30,
                                                                -----------------  --------------------
                                                                  1997      1996      1997      1996
                                                                -----------------  --------------------
                                                                (In thousands, except per share data)
Interest income:
     Loans receivable                                           $ 5,108   $ 4,070   $14,717   $11,633
     Mortgage-backed and related securities                         881       861     2,562     2,386
     Investment securities                                          944       967     2,946     2,950
                                                                -------   -------   -------   -------
          Total interest income                                   6,933     5,898
                                                                -------   -------   -------   -------
Interest expense:
     Deposits                                                     2,384     2,076     6,924     6,184
     Borrowed funds                                               1,720     1,351     5,077     3,797
                                                                -------   -------   -------   -------
          Total interest expense                                  4,104     3,427     9,981
                                                                -------   -------   -------   -------
          Net interest income                                     2,829     2,471     8,224     6,988
     Provision for loan losses                                       30        15        90        27
                                                                -------   -------   -------   -------
          Net interest income after provision for loan losses     2,799     2,456     8,134     6,961
                                                                -------   -------   -------   -------
Non-interest income:
     Gain (loss) on loans sold - net                                 15         3        33        17
     Other service charges and fees                                 126       128       312       327
     Service charges on deposit accounts                            187       150       509       401
     Commission income                                               63        87       173       190
     Other                                                           20        24        65        81
                                                                -------   -------   -------   -------
          Total non-interest income                                 411       392     1,092     1,016
                                                                -------   -------   -------   -------
Non-interest expense:
     Compensation and benefits                                    1,152     1,063     3,449     3,294
     Occupancy and equipment                                        206       193       592       596
     Deposit insurance premiums                                      32       103       134       297
     Data processing                                                100        97       294       293
     Professional fees                                               57        64       170       187
     Other                                                          281       236       790       707
                                                                -------   -------   -------   -------
          Total non-interest expense                              1,828     1,756     5,429     5,374
                                                                -------   -------   -------   -------
Income before provision for income taxes                          1,382     1,092     3,797     2,603
Income tax expense                                                  559       408     1,527     1,038
                                                                -------   -------   -------   -------
          Net income                                            $   823   $   684   $ 2,270   $ 1,565
                                                                =======   =======   =======   =======

Earnings per common and common equivalent shares:               $  0.29   $  0.21   $  0.76   $  0.44
Cash dividend declared per share                                $ 0.125     0.125   $ 0.375   $ 0.375


                       FSF FINANCIAL CORP. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months              Nine Months
                                                                                   Ended                    Ended
                                                                                  June 30,                 June 30,
                                                                         -----------------------------------------------
                                                                              1997        1996        1997        1996
                                                                         -----------------------------------------------
Cash flows from operating activities:                                                    (In thousands)
     Net income                                                           $    823    $    684    $  2,270    $  1,565
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation                                                               83          85         239         249
     Net amortization of discounts and premiums on
        securities held to maturity                                             (6)         (9)        (23)        (27)
     Provision for loan losses                                                  30          15          90          27
     Net market value adjustment on ESOP shares                                 60          15         141          51
     Amortization of ESOP and MSP stock compensation                           149         169         465         517
     FHLB stock dividends                                                     --          --          --           (81)
     Net loan fees deferred and amortized                                      (15)         73          83         162
     (Increase) decrease in:
        Loans held for sale                                                    140        (262)       (260)       (225)
        Accrued interest receivable                                           (168)       (317)       (189)       (183)
        Other assets                                                            82         163          86          27
     Increase (decrease) in:
        Net deferred taxes                                                     (86)        (99)        277        (112)
        Accrued interest payable                                                31           1          94         (21)
        Accrued income tax                                                     (22)         37         164        (107)
        Accrued liabilities                                                     59         128        (722)        158
         Deferred compensation payable                                          33          49          86          64
                                                                          --------    --------    --------    --------
Net cash provided by operating activities                                    1,193         732       2,801       2,064
                                                                          --------    --------    --------    --------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                (10,515)     (9,364)    (27,812)    (20,390)
     Purchase of loans                                                         (83)        (25)     (1,353)    (10,447)
     Principal payments on mortgage-related securities held to maturity          2           5           9          33
     Purchase of securities available for sale                                (559)       (395)       (559)       (919)
     Purchase of mortgage-related securities held to maturity                 --          --          --        (1,494)
     Purchases of  securities held to maturity                              (1,000)     (9,000)     (1,000)    (19,552)
     Proceeds from maturites of  securites held to maturity                  1,000       1,000       2,500      17,150
     Investments in foreclosed real estate                                      (1)         (2)         (2)         (9)
     Proceed from sale of REO                                                   22        --            22        --
     Purchases of equipment and property improvements                          (76)        (34)       (302)       (277)
                                                                          --------    --------    --------    --------
Net cash (used in) investing activities                                   $(11,210)   $(17,815)   $(28,497)   $(35,905)
                                                                          --------    --------    --------    --------

                       FSF FINANCIAL CORP. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                             Three Months            Nine Months
                                                                                 Ended                  Ended
                                                                                June 30,               June 30,
                                                                        ----------------------------------------------
                                                                           1997        1996        1997       1996
                                                                        ----------------------------------------------

Cash flows from financing activities:                                                  (In thousands)
     Net increase (decrease) in deposits,                               $ (3,099)   $   (435)   $ 17,919    $ 16,871
     Net increase in short-term borrowings                                14,432       9,922      11,189      19,961
     Net decrease in mortgage escrow funds                                  (392)       (359)       (299)       (311)
     Treasury stock purchased                                             (1,079)     (4,970)     (6,752)    (10,559)
     Proceeds from exercise of stock options                                   4          15           9          55
     Dividends on common stock                                              (343)       (439)     (1,074)     (1,367)
                                                                        --------    --------    --------    --------
Net cash provided by financing activities                                  9,523       3,734      20,992      24,650
                                                                        --------    --------    --------    --------

Net increase in cash and cash equivalents                                   (494)    (13,349)     (4,704)     (9,191)

Cash and cash equivalents:
     Beginning of period                                                   7,546      19,013      11,756      14,855
                                                                        --------    --------    --------    --------

     End of period                                                      $  7,052    $  5,664    $  7,052    $  5,664
                                                                        ========    ========    ========    ========

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                   $  1,709    $  1,328    $  5,065    $  3,784
        Interest on deposits                                               2,391       2,078       6,904       6,197
        Income taxes                                                         686         469       1,114       1,262

Supplemental schedule of noncash investing and financing activities:

     Reinvested amounts of capital gains and dividends
        from mutual fund investments                                           1          89          21         192


                       FSF FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 1997, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiary, First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1996.

         Reclassification

         Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 3 - NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets, and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair values, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Corporation prospectively adopted SFAS No. 125 on January 1, 1997, which did not materially effect the consolidated financial statements. However, in accordance with SFAS No. 127, the Corporation will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Corporation does not expect the adoption of SFAS No. 127 to have a material impact on its consolidated financial statements.

         On March 3, 1997, the FASB issued SFAS No. 128, Earnings per Share which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The adoption of this standard will not have a material effect on the computation of EPS.

         In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 129 consolidates previous standards for disclosures about capital structure into a single standard, which is its primary purpose. SFAS No. 129 requires disclosure of certain information in three separate categories-securities, liquidation preference of preferred stock, and redeemable stock.

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at June 30, 1997, and September 30, 1996 totaled 859263119$378.2 million and $354.6 million, respectively. The increase of $23.6 million was primarily a result of an increase in loans receivable, a decrease in interest bearing cash equivalents and the maturity of debt securities classifies as held to maturity.

Cash and cash equivalents decreased from $11.8 million at September 30, 1996, to 859263575$7.1 million at June 30, 1997. The Corporation utilized excess liquidity to fund the purchase of treasury shares.

Securities available for sale increased $881,000 between September 30, 1996, and June 30, 1997, as a result of an increase in the fair market value of such securities.

Securities held to maturity decreased from $82.9 million at September 30, 1996, to $81.4 million at June 30, 1997. $2.5 million of securities have matured since September 30, 1996 and the proceeds were used to help fund the purchase of treasury shares and $1.0 million of securities were purchased.

Loans held for sale increased $259,000, to $702,000 at June 30, 1997, from $443,000 at September 30, 1996.

Loans receivable increased $28.9 million or 13.3% to $245.6 million at June 30, 1997, from $216.7 million at September 30, 1996.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                  Three Months                  Nine Months
                                                     Ended                          Ended
                                                    June 30,                      June 30,
                                           ---------------------------    -------------------------
                                               1997          1996            1997         1996
                                           ---------------------------    -------------------------
Loans Originated:                                              (In Thousands)
  Residential mortgages                       $   23,823      $18,729        $ 47,221      $46,415
  Land and commercial real estate                  2,116        1,560          10,741        2,275
  Commercial Business                                             148           1,479          236
                                                     297
  Consumer Loans                                   9,244        7,617          20,743       20,088
                                           ---------------------------    -------------------------
      Total Loans Originated                      35,480       28,054          80,184       69,014
                                           ---------------------------    -------------------------
Residential mortgages purchased                                                   678        5,884
                                                      84            -
Commercial real estate purchased                                                             3,000
                                                       -            -               -
Commercial Business purchased                                      25             675        1,563
                                                       -
                                           ---------------------------    -------------------------
      Total loans purchased                                                     1,353       10,447
                                                      84           25
                                           ---------------------------    -------------------------
      Total New Loans                         $   35,564      $28,079         $81,537      $79,461
                                           ===========================    =========================



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

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                     June 30,                   September 30,
                                                       1997                          1996
                                             -----------------------------------------------------

                                                   Amount          %         Amount            %
                                             -----------------------------------------------------
Residential real estate:                                    (Dollars in Thousands)
   One-to-four family  (1)                      $ 167,500        63.8     $  150,102         64.7
   Residential construction                        16,773         6.4         19,676          8.5
   Multi-family                                                   1.3                         1.6
                                                    3,449                      3,753
                                             -----------------------------------------------------
                                                  187,722        71.5        173,531         74.8
Land and commercial real estate                    27,173        10.4         18,637          8.0
Commercial business                                               3.1                         2.6
                                                    8,007                      6,089
                                             -----------------------------------------------------
                                                  222,902        85.0        198,257         85.4
Consumer:
   Savings accounts                                               0.3                         0.2
                                                      757                        563
   Home equity and second mortgages                19,198         7.3         17,692          7.6
   Automobile loans                                11,622         4.4         10,080          4.3
   Other                                                          3.0                         2.5
                                                    7,910                      5,512
                                             -----------------------------------------------------
          Total loans                             262,389       100.0        232,104        100.0
                                                          ============               =============
Less:
   Loans in process                              (14,626)                   (13,401)
   Deferred fees
                                                    (601)                      (757)
   Allowance for loan losses
                                                    (833)                      (776)
                                             -------------            ---------------
          Total loans, net                      $ 246,329                 $  217,170
                                             =============            ===============

---------------------------------------------
(1) Includes loans held for sale in the amount of $702,000 and $443,000 as of June 30, 1997 and September 30, 1996, respectively.


Real estate owned at June 30, 1997, totaled $72,000, and consists of a total of two single-family residential properties. No loss is expected in the disposition of the properties.

Deposits after interest credited increased from $189.1 million at September 30, 1996, to $207.0 million at June 30, 1997, an increase of $17.9 million or 9.5%. Overall cost of funds remained level during the period as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowings increased $11.2 million from $114.7 million at September 30, 1996, to $125.9 million at June 30, 1997. The borrowings were utilized as an additional source of funding of the overall growth in total assets.

The Corporation completed the repurchase of 446,384 shares of common stock, thereby increasing the total number of treasury shares to 1,468,467 at June 30, 1997. Total stockholders' equity decreased from $47.6 million at September 30, 1996, to $42.9 million at June 30, 1997. Repurchased shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. The $4.7 million decrease in stockholders' equity was a direct result of the repurchase of additional shares during the period. As a result of the repurchases, book value per share increased from $15.50 at September 30, 1996, to $16.04 at June 30, 1997, an increase of 3.5%.

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

During the nine months ended June 30, 1997, and 1996, approximately $3,036 and $23,963 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15 and the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                                                 June 30,        September 30,
                                                              ---------------------------------
                                                                   1997               1996
                                                              ---------------------------------
                                                                       (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                              $             -      $         -
  Permanent loans secured by one-to-four-family units                       -              129
Non-mortgage loans:
  Consumer                                                                 59               90
                                                              ---------------------------------
Total non-accrual loans                                                    59              219
Foreclosed real estate                                                     72                -
                                                              ---------------------------------
Total non-performing assets                                   $           131      $       219
                                                              =================================
Total non-performing loans to net loans                                 0.02%            0.10%
                                                              =================================
Total non-performing loans to total assets                              0.01%            0.06%
                                                              =================================
Total non-performing assets to total assets                             0.03%            0.06%
                                                              =================================



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

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At June 30, 1997, First Federal had total classified assets of $714,000 of which $57,000 were considered substandard and no assets were classified as loss. Special mention assets totaled $657,000 at June 30, 1997.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                                Three Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                            1997                                          1996
                                             -------------------------------------------------------------------------------------
                                                                         Interest                                  Interest
                                               Average                  Yields and          Average               Yields and
Assets:                                        Balance     Interest     Rates (1)           Balance     Interest   Rates (1)
                                             -------------------------------------------------------------------------------------
     Loans receivable (2)                       $ 241,107     $ 5,108           8.47 %        $198,301   $  4,070        8.21 %
     Mortgage-backed securities                    55,061         881           6.40            55,749                   6.18
                                                                                                              861
     Investment securities (3)                     65,795         944           5.74            69,643                   5.56
                                                                                                              967
                                             -------------------------                   -------------------------
           Total interest-earning assets          361,963       6,933           7.66           323,693     5,898         7.29
                                                          ---------------------------                  -----------------------
          Other assets                             10,810                                        7,960
                                             -------------                               --------------

Total assets                                    $ 372,773                                     $331,653
                                             =============                               ==============

Liabilities:
     Interest-bearing deposits                  $ 208,542     $ 2,384           4.57 %        $188,128   $  2,076        4.41 %
     Borrowings                                   118,667       1,720           5.80            90,557                   5.97
                                                                                                            1,351
                                             -------------------------                   -------------------------
          Total interest-bearing liabilities      327,209       4,104           5.02 %         278,685                   4.92 %
                                                                                                            3,427
                                                          ---------------------------                  -----------------------
     Other liabilities                                                                           3,090
                                                    2,485
                                             -------------                               --------------
          Total liabilities                       329,694                                      281,775
Stockholders' equity                               43,079                                       49,878
                                             -------------                               --------------

Total liabilities and stockholders'
     equity                                     $ 372,773                                     $331,653
                                             =============                               ==============

Net interest income                                           $ 2,829                                    $  2,471
Net Spread (4)                                                                  2.64 %                                   2.37 %
Net Margin (5)                                                                  3.13 %                                   3.05 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                          1.11X                                         1.18X

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



Net Income. The Corporation recorded net income of $823,000 for the three months ended June 30, 1997, as compared to net income of $684,000 for the three month period ended June 30, 1996. The increase in net income of $139,000 or 20.3% was primarily the result of higher net interest income.

Total Interest Income. Total interest income increased by $1.0 million or 16.9% to $6.9 million for the three months ended June 30, 1997, from $5.9 million for the three months ended June 30, 1996, due to increases in the average balance of interest earning assets and the average yield on those assets. The average yield on loans increased to 8.47% for the quarter ended June 30, 1997, from 8.21% for the quarter ended June 30, 1996. The average balance of mortgage-backed securities decreased by $688,000 from $55.7 million for the three months ended June 30, 1996, to $55.1 million for the three months ended June 30, 1997. During this same period, the average yield on mortgage-backed securities increased from 6.18% to 6.40% or 22 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $65.8 million for the quarter ended June 30, 1997, from $69.6 million for the quarter ended June 30, 1996. The average yield increased 18 basis points from 5.56% for the three months ended June 30, 1996, to 5.74% for the same period in 1997, as interest rates in general increased between the periods.

Total Interest Expense. Total interest expense increased to $4.1 million for the three months ended June 30, 1997, from $3.4 million for the same period in 1996. The average balance of interest-bearing deposits increased from $188.1 million for the three months ended June 30, 1996, to $208.5 million for the three months ended June 30, 1997. This increase was comprised of interest credited and an increase in certificate accounts. The average cost of deposits increased by 16 basis points from 4.41% for the three months ended June 30, 1996, to 4.57% for the same period in 1997. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates should increase. The average balance of borrowings increased $28.1million to $118.7 million for the three months ended June 30, 1997, from $90.6 million for the three months ended June 30, 1996. The cost of borrowings decreased 17 basis points to 5.80% for the three months ended June 30, 1997, from 5.97% for the same period in 1996. Borrowings increased as the Bank utilized borrowings to supplement deposits and meet other liquidity needs.

Net Interest Income. Net interest income increased from $2.5 million for the three months ended June 30, 1996, to $2.8 million for the same period ended June 30, 1997, an increase of $300,000 or 12.0%. Average interest-earning assets increased $38.3 million, from $323.7 million for the three months ended June 30, 1996, to $362.0 million for the three months ended June 30, 1997, while the average yield on interest-earning assets increased 37 basis points from 7.29% for 1996 to 7.66% for 1997. Average interest bearing liabilities increased by $48.5 million to $327.2 million for the three months ended June 30, 1997, from $278.7 million for the three months ended June 30, 1996, and the cost of interest-bearing liabilities increased from 4.92% for 1996 to 5.02% in 1997.

Provision for Loan Losses. The Bank's provision for loan losses was $30,000 for the three months ended June 30, 1997, compared to $15,000 for the same period in 1996. Land and commercial real estate loans increased from 7.1% of total loans at June 30, 1996, to 10.4% at June 30, 1997, and commercial business loans increased from 1.6% to 3.1%, respectively. Commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $833,000 and $762,000 at June 30, 1997, and June 30, 1996, respectively. At June 30, 1997, the Bank's allowance for loan losses constituted 635.9% of non-performing assets as compared to 347.9% of non-performing assets at June 30, 1996. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased $19,000 during the three month period ended June 30, 1997, to $411,000 as compared to the same period in 1996. Fixed-rate loans with terms greater than 20 years were sold during the quarter ended June 30, 1997 for a gain of $15,000. Service charges on deposit accounts increased from $150,000 for the three months ended June 30, 1996, to $187,000 for the three months ended June 30, 1997, an increase of $37,000 or 24.7%.

Non-interest expense. Total non-interest expense increased $72,000 or 4.1% over the periods compared. Compensation and benefits increased to $1,152,000 for 1997 from $1,063,000 for 1996. Occupancy expense was $206,000 for the three months ended June 30, 1997, versus $193,000 for the same period in 1996. Deposit insurance premiums decreased 68.9%, as a result of the reduction in the SAIF premium. Professional fees decreased from $64,000 for the third quarter of fiscal 1996 to $57,000 for the third quarter of fiscal 1997.

Income Tax Expense. Income taxes increased by $151,000 or 37.0%, to $559,000 for the three month period ended June 30, 1997, from $408,000 for the same period in 1996, primarily due to the increase of $290,000 in income before tax.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                                 Nine Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                             1997                                         1996
                                             -------------------------------------------------------------------------------------
                                                                         Interest                                  Interest
                                               Average                  Yields and          Average               Yields and
Assets:                                        Balance     Interest     Rates (1)           Balance     Interest   Rates (1)
                                             -------------------------------------------------------------------------------------
     Loans receivable (2)                       $ 231,696     $14,717           8.47 %        $187,228    $11,633        8.28 %
     Mortgage-backed securities                    55,019       2,562           6.21            54,037      2,386        5.89
     Investment securities (3)                     68,247       2,946           5.76            69,102      2,950        5.69
                                             -------------------------                    ------------------------
           Total interest-earning assets          354,962      20,225           7.60           310,367     16,969        7.29
                                                          ---------------------------                  -----------------------
          Other assets                             10,677                                       10,160
                                             -------------                                -------------

Total assets                                    $ 365,639                                     $320,527
                                             =============                                =============

Liabilities:
     Interest-bearing deposits                  $ 201,757     $ 6,924           4.58 %        $182,085   $  6,184        4.53 %
     Borrowings                                   116,662       5,077           5.80            84,337      3,797        6.00
                                             -------------------------                    ------------------------
          Total interest-bearing liabilities      318,419      12,001           5.03 %         266,422      9,981        5.00 %
                                                          ---------------------------                  -----------------------
     Other liabilities                              2,537                                        1,820
                                             -------------                                -------------
          Total liabilities                       320,956                                      268,242
Stockholders' equity                               44,683                                       52,285
                                             -------------                                -------------

Total liabilities and stockholders'
     equity                                     $ 365,639                                     $320,527
                                             =============                                =============

Net interest income                                           $ 8,224                                    $  6,988
Net Spread (4)                                                                  2.57 %                                   2.29 %
Net Margin (5)                                                                  3.09 %                                   3.00 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                           1.11X                                        1.17X

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


Net Income. The Corporation recorded net income of $2.3 million for the nine months ended June 30, 1997, as compared to net income of $1.6 million for the nine month period ended June 30, 1996. The increase primarily was attributable to an increase in net interest income.

Total Interest Income. Total interest income increased by $3.2 million or 18.8% to $20.2 million for the nine months ended June 30, 1997, from $17.0 million for the nine months ended June 30, 1996. The yields on mortgage-backed securities increased 32 and 7 basis points, respectively, for the nine months ended June 30,

1997, compared to the same period ended June 30, 1996. The yield on loans receivable increased 19 basis points for the nine months ended June 30, 1997. Furthermore, the average balance of loans receivable increased $44.5 million during these periods as a result of an increase in all types of loans originated.

Total Interest Expense. Total interest expense increased $2.0 million. Average interest bearing liabilities increased from $266.4 million in 1996 to $318.4 million in 1997 and the cost of the liabilities increased from 5.00% for the nine months ended June 30, 1996, to 5.03% for the nine months ended June 30, 1997. Interest on deposits increased $740,000 and the average rate increased from 4.53% to 4.58% during the comparison period. Average borrowings increased from $84.3 million for the nine months ended June 30, 1996, to $116.7 million for the nine months ended June 30, 1997, and the cost of the borrowings decreased from 6.00% to 5.80%, due to the use of specially priced advances from FHLB and to a lessor extent, to the relative stability of interest rates during most of the period. Management can make no assurances regarding the future movement of interest rates and their impact on earnings in future periods.

Net Interest Income. Net interest income increased from $7.0 million for the nine months ended June 30, 1996, to $8.2 million for the same period ended June 30, 1997, an increase of $1.2 million or 17.1%. The increase is mostly a result of an increase in net spread from 2.29% for the nine months ended June 30, 1996, to 2.57% for the nine months ended June 30, 1997.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                        For the Nine Months
                                                            At June 30,
                                           ----------------------------------------------
                                                    1997                   1996
                                           ----------------------------------------------
                                                          (In Thousands)
Total loans outstanding (1)                       $       246,329        $       201,885
                                           ==============================================
Average loans outstanding                         $       231,696        $       187,228
                                           ==============================================
Allowance balance (beginning of period)           $           776        $           764
                                           ----------------------------------------------
Provision (credit):
  Residential (2)                                               -                      -
  Commercial real estate                                       30                      -
  Consumer                                                     60                     27
                                           ----------------------------------------------
     Total provision                                           90                     27
Charge-off:
  Residential                                                  14                      -
  Commercial real estate                                        -                      -
  Consumer                                                     22                     30
                                           ----------------------------------------------
     Total charge-offs                                         36                     30
Recoveries:
  Residential                                                   1                      -
  Commercial real estate                                        -                      -
  Consumer                                                      2                      1
                                           ----------------------------------------------
     Total recoveries                                           3                      1
                                           ----------------------------------------------
Net charge-offs                                                33                     29
                                           ----------------------------------------------
Allowance balance (end of period)                 $           833        $           762
                                           ==============================================
Allowance as percent of total loans                          0.34%                  0.38%
Net loans charged off as a percent of average loans             -                      -



--------------------------------------------------
(1) Includes total loans (including loans held for sale), net of loans in process (2) Includes one- to four-family and multi-family residential real estate loans.

Provision for Loan Losses. The Bank's provision for loan losses increased to $90,000 for the nine months ended June 30, 1997 and 1996. See also "Comparison of the Three Months Ended June 30, 1997 and 1996 -- Provision for Loan Losses."

Non-interest Income. Total non-interest income increased from $1.0 million for the nine months ended June 30, 1996, to $1.1 million for the nine months ended June 30, 1997. Loans were sold in the secondary market during the nine months ended June 30, 1997, with a resulting gain of $33,000 for the period compared with a gain of $17,000 for the same period in 1996. Other service charges and fees decreased from $327,000 for the 1996 fiscal year to $312,000 for the 1997 fiscal year due to the decreased level of originations. Service charges on deposit accounts increased from $401,000 for the nine months ended June 30, 1996, to $509,000 for the nine months ended June 30, 1997, or 26.9%, due to increases in fees charged and the number of accounts.

Non-interest expense. Total non-interest expense remained stable at $5.4 million for the nine months ended June 30, 1997. Compensation and benefits increased from $3.3 million to $3.4 million for the periods, impacted by merit increases that averaged 3.5% for all employees. Deposit insurance premiums decreased 54.9%, as a result of the reduction in SAIF premium. Professional fees decreased from $187,000 for the first nine months of fiscal 1996 to $170,000 for the first nine months of fiscal 1997.

Income Tax Expense. Income tax expense increased from $1.0 million for the nine months ended June 30, 1996, to $1.5 million for the same period in 1997 as a result of an increase in income before taxes.

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

On June 30, 1997, the Bank was in compliance with its three regulatory capital requirements as follows:



                                                      Amount                    Percent
                                                --------------------------------------------
                                                           (Dollars in thousands)
Tangible capital                                $           38,383                     10.3 %
Tangible capital requirement                                 5,611                      1.5
                                                --------------------------------------------
Excess over requirement                         $           32,772                      8.8 %
                                                ============================================

Core capital                                    $           38,383                     10.3 %
Core capital requirement                                    11,221                      3.0
                                                --------------------------------------------
Excess over requirement                         $           27,162                      7.3 %
                                                ============================================

Risk based capital                              $           39,216                     20.1 %
Risk based capital requirement                              15,615                      8.0
                                                --------------------------------------------
Excess over requirement                         $           23,601                     12.1 %
                                                ============================================


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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and principal payment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund the majority of its operations internally and uses borrowed funds from the Federal Home Loan Bank of Des Moines when deemed appropriate by management. As of June 30, 1997, such borrowed funds totaled $125.9 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short term borrowings. Short term liquid assets must consist of not less than 1% of such accounts and borrowings, which amount is also included within the 5% requirements. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity far in excess of regulatory requirements. The Bank's regulatory liquidity was 5.4% and 5.4% at June 30, 1997, and September 30, 1996, respectively, and its short term liquidity was 6.1% and 6.1%, at such dates, respectively.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 1998, is approximately $76.2 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At June 30, 1997, the Bank had loan commitments outstanding of $3.7 million. Funds required to fill these commitments are derived primarily from current excess liquidity, advances, deposit inflows or loan and security repayments.

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

                                     PART II

ITEM 1.            LEGAL PROCEEDINGS

     Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of loans and other issues applicable to the business of the Corporation.

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


                                     FSF FINANCIAL CORP.




Date: July 30, 1997                  By: /s/ Donald A. Glas
-------------------                      ------------------
                                           Donald A. Glas
                                           Chief Executive Officer



Date:  July 30, 1997                 By:  /s/ Richard H. Burgart
--------------------                      ----------------------
                                           Richard H. Burgart
                                           Chief Financial Officer