Form 10-K405
period 1997-09-30
FSF FINANCIAL CORP
filed 1997-12-16
CIK 924370

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

For the fiscal year ended               September 30, 1997
                          --------------------------------

                                     - or -

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period  __________________ to ____________________

Commission Number: 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of Registrant as specified in its Charter)

        Minnesota                                               41-1783064
(State or other jurisdiction of incorporation                (I.R.S. Employer)
  or organization)                                           Identification No.)

201 Main Street South, Hutchinson, Minnesota                    55350-2573
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:           (320) 234-4500

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on December 1, 1997 was $ 50,744,657 (2,585,715 shares at $ 19.625 per share).
----------                      --------

        As of December 1, 1997 there were issued and outstanding 3,009,715 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997. (Parts I, II and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 1998. (Part III)

                                      INDEX

PART I                                                                                                  Page
                                                                                                        ----

Item 1.       Business.....................................................................................1

Item 2.       Properties..................................................................................18

Item 3.       Legal Proceedings...........................................................................19

Item 4.       Submission of Matters to a Vote of Security Holders.........................................19


PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................19

Item 6.       Selected Financial Data ....................................................................19

Item 7.       Management's Discussion of Financial Condition and Results of Operations....................19

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk ..................................19

Item 8.       Financial Statements and Supplementary Data.................................................19

Item 9.       Change in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................................................19


PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................19

Item 11.      Executive Compensation......................................................................19

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................20

Item 13.      Certain Relationships and Related Transactions..............................................20


PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................20


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

First Federal's business consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Minnesota. At September 30, 1997, First Federal operated 11 retail banking offices in Minnesota.

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

Market Area

The Bank is authorized to make real estate loans throughout the United States. First Federal's primary market area consists of the ten Minnesota counties of Benton, Carver, Dakota, McLeod, Meeker, Sherburne, Sibley, Stearns, Washington, and Wright. The market area extends from the St. Cloud area northwest of the Minneapolis/St Paul metropolitan area to the Mississippi River southeast of the Minneapolis/St. Paul metropolitan area. The economic composition of the market area is extremely diverse and contains agriculture, commercial, and manufacturing enterprises. The market area is generally considered to be a "bedroom" community for the Minneapolis/St. Paul metropolitan area.

Lending Activities

General. The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated.

                                                                                At September 30,
                                     ----------------------------------------------------------------------------------------------
                                       1997                 1996                1995             1994                1993
                                     ----------------------------------------------------------------------------------------------
                                       Amount      %        Amount      %       Amount    %      Amount     %        Amount      %
                                     ----------------------------------------------------------------------------------------------
Residential real estate:                                                      (Dollars in Thousands)
   One-to-four family (1)             $170,422     60.3    $150,102   64.7    $121,034   64.6  $ 89,100    72.8   $  92,088    73.1
   Residential construction             20,796      7.4      19,676    8.5      20,366   10.9     4,474     3.7       6,328     5.1
   Multi-family                         3,370      1.2       3,753     1.6      3,708     2.0     3,209     2.6       4,680     3.7
                                     ----------------------------------------------------------------------------------------------
                                       194,588     68.9     173,531   74.8     145,108   77.5    96,783    79.1     103,096    81.9
Land and commercial real estate         38,582     13.7      18,637    8.0      16,951    9.0     7,024     5.7       5,565     4.4
Commercial business                      8,114      2.9       6,089    2.6       2,715    1.4       439     0.4         832     0.7
                                     ----------------------------------------------------------------------------------------------
                                       241,284     85.5     198,257   85.4     164,774   87.9   104,246    85.2     109,493    87.0
                                     ----------------------------------------------------------------------------------------------
Consumer:
   Savings accounts                        977      0.3         563    0.2         516    0.3       437     0.4         537     0.4
   Home equity and second mortgage      20,812      7.4      17,692    7.6      10,950    5.8     4,427     3.6       3,229     2.6
   Automobile loans                     11,596      4.1      10,080    4.3       8,399    4.5     6,950     5.7       6,753     5.4
   Other                                 7,844      2.7       5,512    2.5       2,810    1.5     6,305     5.1       5,910     4.6
                                     ----------------------------------------------------------------------------------------------
          Total loans                  282,513   100.00     232,104  100.0     187,449  100.0   122,365   100.0     125,922   100.0
                                                 ======              =====              =====             =====     =======   =====
Less:
   Loans in process                    (20,364)            (13,401)            (15,010)          (3,982)             (3,973)
   Deferred fees                          (703)               (757)               (613)            (315)               (282)
   Allowance for loan losses              (852)               (776)               (764)            (748)               (721)
                                     ---------           ---------     ---------------        ---------           ---------
          Total loans, net           $ 260,594           $ 217,170           $ 171,062        $ 117,320           $ 120,946
                                     =========           =========           =========        =========           =========

---------------------------------------------
(1) Includes loans held for sale in the amount of $204,000, $443,000, $230,000, $729,000 and $21.6 million as of September 30, 1997, 1996, 1995, 1994, and
     1993, respectively.


The following table sets forth the Bank's loan originations, loan purchases, loan sales, and principal payments for the periods indicated:

                                                                      Years Ended September 30,
                                                 ----------------------------------------------------------------
                                                       1997         1996         1995         1994        1993
                                                 ----------------------------------------------------------------
                                                                           (In Thousands)
Total gross loans receivable at
    end of period                                   $ 282,513   $  232,104    $ 187,449    $ 122,365   $ 125,922
Loans originated:
  Residential real estate:
     One-to-four family                                55,144       53,801       45,988       42,462      49,999
     Residential construction                         12,968       12,975       21,996        5,064       7,164
     Multi-family                                         190            -          437            -           -
                                                 ----------------------------------------------------------------
         Total residential real estate                 68,302       66,776       68,421       47,526      57,163
  Land and commercial real estate                      20,077        3,241        8,588        1,665       1,349
  Commercial business                                   2,402          274          250          123         261
  Consumer                                             28,465       27,270       17,465       13,438      12,019
                                                 ----------------------------------------------------------------
          Total loans orginated                       119,246       97,561       94,724       62,752      70,792
Purchase of loans                                       8,528       17,447       20,993            -           -
Sale of loans                                          (6,661)      (3,509)        (810)     (19,141)    (22,685)
Principal repayments                                  (72,035)     (63,813)     (49,651)     (49,698)    (45,386)
Other (net)                                             1,331       (3,031)        (172)       2,530      (3,419)
                                                 ----------------------------------------------------------------
Net loan activity                                    $ 50,409    $  44,655    $  65,084     $ (3,557) $    (698)
                                                 ================================================================


Maturity of Loans. The following table sets forth the maturity of the Bank's loans at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $72.0 million, $63.8 million, $49.7 million, $49.7 million, and $45.4 million for the years ended September 30, 1997, 1996, 1995, 1994 and 1993, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                             Family          Multi-Family                   Commercial
                                           Real Estate      and Commercial                Business and
                                            Mortgages         Real Estate  Construction      Consumer        Total
                                       -----------------------------------------------------------------------------
                                                                          (In Thousands)
Amounts Due:
Within 3 months                             $ 10,894           $  2,955       $  5,232       $ 23,429     $  42,510
3 months to 1 year                            19,716              6,365         15,564          2,248        43,893
                                       -----------------------------------------------------------------------------
Total due before one year                     30,610              9,320         20,796         25,677        86,403
                                       -----------------------------------------------------------------------------

After 1 year:
   1 to 3 years                               23,324             14,450              -         10,655        48,429
   3 to 5 years                               22,688             17,249              -         10,093        50,030
   5 to 10 years                              42,359                486              -          2,857        45,702
   10 to 20 years                             41,143                447              -             61        41,651
   Over 20 years                              10,298                  -              -              -        10,298
                                       -----------------------------------------------------------------------------
Total due after one year
                                             139,812             32,632              -         23,666       196,110
                                       -----------------------------------------------------------------------------
Total amount due                           $ 170,422           $ 41,952       $ 20,796       $ 49,343     $ 282,513
                                       =============================================================================


The following table sets forth the dollar amount of all loans due after September 30, 1998, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                          Fixed-            Balloon          Adjustable
                                                           rates             Rates             Rates          Total
                                                       --------------     -------------    ---------------    -------------
                                                                                 (In Thousands)
One-to four-family real estate                             $  46,166        $   25,163          $  68,483       $  139,812
Land, multi-family and commercial real estate                 24,624             2,394              5,614           32,632
Consumer and commercial business                              14,178                 -              9,488           23,666
                                                       --------------     -------------    ---------------    -------------
     Total                                                 $  84,968        $   27,557             83,585       $  196,110
                                                       ==============     =============    ===============    =============


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

The Bank originates three-, five- and seven-year balloon mortgage loans, the majority of which are three-year balloon mortgages. These mortgages contain no contractual assurances that the loan will be renewed. At maturity the loan is generally rewritten and re-recorded; however, if the borrower's loan payment history is satisfactory, a new appraisal is not required. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental effect that rising rates could have on net interest income because the balloon loans do not contain interest rate adjustment caps. At September 30, 1997, balloon mortgages were $34.3 million, or 12.1% of the Bank's loan portfolio.

The Bank offers ARM loans that adjust every year, with the initial adjustment coming one, three, five, seven or ten years after origination. The loans have terms from 10 to 30 years and the interest rates on these loans are generally based on treasury bill indices. The annual interest rate cap (the maximum amount by which the interest rate may be increased in a year) on the Bank's ARM loans is generally 2.0% and the lifetime cap is generally 6.0% over the initial rate of the loan. The Bank considers market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans it offers. The Bank does not originate loans with negative amortization.

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

Land Acquisition and Development Loans, Commercial Real Estate and Multi-Family Lending. The Bank originates land loans on residential properties located in the Bank's primary market area. Land lending generally involves additional risks to the lender as compared with residential mortgage lending. These risks are attributable to the fact loan funds are advanced upon the security of land under development, and predicated on the future value of the property upon completion of development. Loans on undeveloped land may run the risk of adverse zoning changes, environmental or other restrictions on future use. Because of these factors, the analysis of land loans requires an expertise that is different in significant respects from that which is required for residential lending.

Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail-wholesale facilities, industrial buildings and other non-residential buildings. Commercial real estate loans may be originated in amounts up to 80% of the appraised value of the mortgaged property as determined by a certified or licensed independent appraiser.

Multi-family residential real estate loans are permanent loans secured by apartment buildings. Of primary concern in multi-family residential real estate lending is the borrower's creditworthiness, feasibility and cash flow potential of the project. Loans secured by income properties generally are larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At September 30, 1997, the five largest land acquisition and development, commercial real estate and multi-family loans ranged from $2.5 million to $7.9 million with an average outstanding balance of $3.9 million. All such loans were current and have performed in accordance with their terms and the property securing such loans is in the Bank's market area.

Commercial Business Lending. The Bank's commercial business loans are for a variety of purposes including working capital, accounts receivable, inventory, equipment and acquisitions. The Bank has no energy or foreign loans and expects to commence Agricultural Lending in the first quarter of fiscal 1998.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment.) The Bank's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

The Bank recognizes the generally increased risks associated with commercial business lending. The Bank's commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower's character, (3)
analysis of the borrower's capacity to repay the loan, (4) adequacy of the borrower's capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's credit analysis. The Bank plans to continue to expand its commercial business lending, subject to market conditions.

The Bank generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan.

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

In connection with consumer loan applications, the Bank verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. Consumer loans entail greater risks than one-to- four family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At September 30, 1997, consumer loans 90 days or more delinquent totaled $82,000 or 0.19% of such loans. Management believes that the Bank's level of consumer loan delinquencies is relatively low in comparison to other financial institutions. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future.

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

Loans-to-One Borrower. Under federal law, federally-chartered savings banks have, subject to certain exemptions, aggregate lending limits to one borrower equal to 15% of the institution's unimpaired capital and surplus. As of September 30, 1997, First Federal's five largest lending relationships included $7.9 million in land development loans to a local developer, a $3.0 million line of credit to an unaffiliated mortgage-banking company, a $3.0 million multi-family real estate loan, a $3.5 million commercial real estate loan, and a $2.8 million commercial real estate loan. At September 30, 1997, all of these loans were within the loans to one borrower limitations, performing in accordance with their terms, and at market rates of interest.

Loan Servicing. The Bank generally retains the servicing on all loans sold to others. In addition, the Bank services substantially all of the loans which it retains in its portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank. At September 30, 1997, the Bank had $237,000 deposited in escrow accounts for its loans serviced for others.









The following table presents information regarding the loans serviced by the Bank for others at the dates indicated.

                                                                     September 30,
                                                          -------------------------------------
Mortgage loan portfolios serviced for:                       1997         1996        1995
                                                          -------------------------------------
                                                                     (In Thousands)
          FHLMC                                            $   38,137    $  40,561  $   43,481
          Other Investors                                       4,597          572         971
                                                          -------------------------------------
                                                           $   42,734    $  41,133  $   44,452
                                                          =====================================

The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing functions. Other sources of loan servicing revenues include late charges. For the years ended September 30, 1997, 1996 and 1995, the Bank earned gross fees of $204,000, $194,000 and $186,000, respectively from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

Non-Performing and Problem Assets

Loan Collections and Delinquent Loans. The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Once a loan delinquency exceeds 60 days it is classified as special mention and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency. If the borrower is unable to cure the delinquency, the Bank will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may be the buyer if there are no offers to satisfy the debt. Any property acquired as the result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. At September 30, 1997, the Bank had $72,000 of foreclosed real estate, consisting of a one-to-four family residential loan. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less related disposition costs. Any writedown of the property is charged to the allowance for losses on real estate owned.

Non-performing Assets. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on a non-accrual status when either principal or interest is 90 days or more past due. Consumer loans generally are charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are generally placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1997, the Bank had approximately $478,000 of loans that were more than 60 days delinquent.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                                        At September 30,
                                                 ----------------------------------------------------------------
                                                     1997         1996         1995         1994        1993
                                                 ----------------------------------------------------------------
                                                                     (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Residential construction loans                       $ 393        $   -        $ 209        $   -       $   -
   Permanent loans secured by one-to
      four-family units                                    25          129          138           26         244
   Other                                                    -            -            -          293         347
Non-mortgage loans:
   Commercial                                               -            -            -            -           -
   Consumer                                                82           90           33           21          12
                                                 ----------------------------------------------------------------
Total non-accrual loans                                   500          219          380          340         603
Foreclosed real estate and real estate
   held for investment                                     72            -            -          247         215
                                                 ----------------------------------------------------------------
Total non-performing assets                             $ 572        $ 219        $ 380        $ 587       $ 818
                                                 ================================================================
Total non-performing loans to net loans                  0.04%        0.10%        0.22%        0.27%       0.50%
                                                 ================================================================
Total non-performing loans to total assets               0.02%        0.06%        0.12%        0.11%       0.28%
                                                 ================================================================
Total non-performing assets to total assets              0.14%        0.06%        0.12%        0.20%       0.38%
                                                 ================================================================

During the years ended September 30, 1997, 1996, 1995, 1994 and 1993, approximately $22,833, $11,812, $11,593, $6,109, and $38,271, respectively would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods.

Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as "loss", a reserve equal to 100% of the loan balance may be established or the loan is charged-off.

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

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At September 30, 1997, First Federal had total classified assets of $587,000 of which $491,000 were considered substandard, and no assets were classified as doubtful or loss. Special mention assets totaled $96,000 at September 30, 1997.

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

Impaired loans, including all loans that are restructured in a troubled debt restructuring involving a modification of terms, are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral-dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized through the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

First Federal believes it has established its existing allowance for loan losses in accordance with GAAP. However, there can be no assurance that banking regulators, in reviewing the Bank's loan portfolio, will not request First Federal to significantly increase its allowance for loan losses, or that a deteriorating real estate market or other unforeseen economic changes, may cause First Federal to significantly increase its allowance for loan losses, therefore negatively affecting First Federal's financial condition and earnings.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                          At September 30,
                                                 ----------------------------------------------------------------
                                                       1997         1996         1995         1994        1993
                                                 ----------------------------------------------------------------
                                                                     (Dollars in Thousands)
Total loans outstanding                             $ 282,513   $  232,104    $ 187,449    $ 122,365   $ 125,922
                                                 ================================================================
Average loans outstanding                           $ 237,475   $  193,202    $ 142,711    $ 119,133   $ 109,448
                                                 ================================================================
Allowance balance (beginning of period)             $     776   $      764    $     748    $     721  $      730
                                                 ----------------------------------------------------------------
Provision (credit):
   Residential                                              -            -            -           27          36
   Commercial real estate                                  40            -            -            -           -
   Consumer                                                80           42           24            6          11
                                                 ----------------------------------------------------------------
       Total provision                                    120           42           24           33          47
Charge-off:
   Residential                                             13            -            -            -           7
   Commercial real estate                                   -            -            -            -          36
   Consumer                                                37           34           20            6          18
                                                 ----------------------------------------------------------------
       Total charge-offs                                   50           34           20            6          61
Recoveries:
   Residential                                              -            -            -            -           -
   Commercial real estate                                   -            -            -            -           -
   Consumer                                                 6            4           12            -           5
                                                 ----------------------------------------------------------------
       Total recoveries                                     6            4           12            -           5
                                                 ----------------------------------------------------------------
Net charge-offs                                            44           30            8            6          56
                                                 ----------------------------------------------------------------
Allowance balance (at end of period)                $     852   $      776    $     764    $     748  $      721
                                                 ================================================================
Allowance as percent of total loans                      0.30%        0.33%        0.41%        0.61%       0.57%
Net loans charged off as a percent of
   average loans                                         0.02%        0.02%        0.01%        0.01%       0.04%

To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, First Federal's experience regarding charge-offs and recoveries and the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 1997, is adequate. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the breakdown by loan category of the allowance for loan losses.

                                                                       September 30,
                              -------------------------------------------------------------------------------------------
                                       1997             1996             1995              1994              1993
                              -------------------------------------------------------------------------------------------
                                         Percent           Percent          Percent           Percent            Percent
                                         of Total          of Total         of Total          of Total           of Total
                                 Amount   Loans     Amount  Loans    Amount  Loans    Amount    Loans    Amount   Loans
                              -------------------------------------------------------------------------------------------
                                                                    Dollars in Thousands)
Real estate loans                $  413    68.9%    $  426   74.8%   $  675   77.5%   $  675    79.1%    $  691    81.9%
Consumer and commercial
business, land and
commercial real estate              439    31.1%       350   25.2%       89   22.5%       73    20.9%        30    18.1%
                              -------------------------------------------------------------------------------------------
                                 $  852   100.0%    $  776  100.0%   $  764  100.0%   $  748   100.0%    $  721   100.0%
                              ===========================================================================================

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

Mortgage-backed and Related Securities. First Federal invests in residential mortgage-backed securities guaranteed by participation certificates issues by FHLMC and Government National Mortgage Association ("GNMA"). The mortgage-backed securities portfolio as of September 30, 1997, consisted primarily of fixed-rate certificates issued by the FHLMC ($7,000), GNMA ($63,000) and Real Estate Mortgage Investment Conduits ("REMICs") ($55.4 million).

At September 30, 1997, the carrying value of mortgage-backed and related securities held to maturity totaled $38.5 million, or 9.9% of total assets. The market value of such securities totaled approximately $37.5 million at September 30, 1997. First Federal also held $16.7 million of mortgage-backed and related securities that were classified available for sale.

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

The REMICs held by First Federal at September 30, 1997, consisted of floating-rate tranches. The interest rate of all of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. None of the securities are deemed to be "High Risk" according to OTS guidelines. The securities are primarily companion tranches to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs are allocated to the companion tranches. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranches. Although the timing of principal payments may be impacted by the amount of prepayments (the higher the level of prepayments, the sooner the principal will be received), all of the principal and interest payments are guaranteed.

Investment Securities. First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectations of future yield levels, as well as management's projections as to the short-term demand for funds to be used in First Federal's loan origination and other activities. At

September 30, 1997, the carrying value of debt securities held to maturity totaled $37.9 million, or 9.8% of total assets. The market value of such securities totaled $37.1 million at September 30, 1997. These securities consisted mainly of U.S. Government Securities and U.S. government agency obligations. The Bank also held available for sale debt and equity securities with a market value of $1.0 million and $19.3 million respectively, at September 30, 1997.

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

Investment and Mortgage-backed Securities Portfolio. The following table sets forth the carrying value of First Federal's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dated indicated. At September 30, 1997, the market value of the debt and equity securities portfolio (including securities available for sale) and mortgage-backed and related securities portfolio (including mortgage-backed securities available for sale) was $57.4 and $54.2 million, respectively.


                                                                           September 30,
                                                          -------------------------------------------------
                                                               1997             1996                1995
                                                          ------------      ------------        -----------
                                                                         (In Thousands)
Investment securities:
   Debt securities                                         $  37,876        $   44,349          $  40,914
   Debt securities available for sale                          1,000                 -                  -
   Corporate Notes and Bonds                                       -                 -              1,000
   FHLB Stock                                                  6,692             5,736              3,692
   Equity securities available for sale (1)                   12,619            12,495             12,473
                                                           ----------       -----------         ----------
Total investment securities                                   58,187            62,580             58,079
Interest-bearing deposits                                      3,645             9,392             12,448
Federal funds sold                                                 -                 -                  -
Mortgage-backed and related securities:
   Mortgage-backed and related securities (2)                 38,539            38,557             37,110
   Mortgage-backed and related securities
       available for sale                                     16,699            16,336             16,141
                                                           ----------       -----------         ----------
Total mortgage-backed and related securities                  55,238            54,893             53,251
                                                           ----------       -----------         ----------
Total investments                                          $ 117,070        $  126,865          $ 123,778
                                                           ==========       ===========         ==========

-------------------------------------------------------
(1)  Consists of Federated ARMS Fund and preferred stock
(2) Includes $38.5 million, $38.4 million and $37.0 million of REMICs as of September 30, 1997, 1996, and 1995, respectively.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at September 30, 1997.

                                                                  September 30, 1997
                          --------------------------------------------------------------------

                                 Adjustable         One Year or Less      One to Five Years
                          ---------------------   --------------------   --------------------
                            Carrying    Average   Carrying    Average    Carrying    Average
                             Value       Yield      Value      Yield       Value      Yield
                             -----       -----      -----      -----       -----      -----
                                                (Dollars in Thousands)
U. S. Government
  and Federal Agency
  Obligations held to
  maturity                 $       -         - %  $  2,500      6.59 %   $ 11,071      5.54 %
Federal Agency
  Obligations
  available for sale               -         -           -         -        1,000      6.56
Equity Securities
  available for sale          12,619      5.87           -         -            -         -
FHLB Stock                       N/A       N/A         N/A       N/A          N/A       N/A
Mortgage-backed
  and related
  securities
  held to maturity            38,539      5.99           -         -            -         -
Mortgage-backed and
  related securities
  available for sale          16,699      6.03           -         -            -         -
Interest-bearing deposits      3,645      5.31           -         -            -         -
                          -----------            ----------             ----------
       Total               $  71,502      5.94 %  $  2,500      6.59 %   $ 12,071      5.54
                          ===========            ==========             ==========



                                                  September 30, 1997
                          -----------------------------------------------------------------------------------

                              Five to Ten Years    More than Ten Years       Total Investment Securities
                            --------------------   --------------------  -------------------------------------
                             Carrying   Average     Carrying   Average     Carrying    Average        Market
                               Value     Yield        Value     Yield        Value      Yield         Value
                               -----     -----        -----     -----        -----      -----         -----
                                                    Dollars in Thousands)
U. S. Government
  and Federal Agency
  Obligations held to
  maturity                  $ 13,095      5.34 %   $ 11,210      6.59 %  $   37,876      5.87 %    $  37,065
Federal Agency
  Obligations
  available for sale               -         -            -         -         1,000      6.56          1,000
Equity Securities
  available for sale               -         -            -         -        12,619      5.87         12,619
FHLB Stock                       N/A       N/A          N/A       N/A         6,692      7.00          6,692
Mortgage-backed
  and related
  securities
  held to maturity                 -         -            -         -        38,539      5.99         37,535
Mortgage-backed and
  related securities
  available for sale               -         -            -         -        16,699      6.03         16,699
Interest-bearing deposits          -         -            -         -         3,645      5.31          3,645
                           ----------             ----------            ------------          ---------------
       Total                $ 13,095      5.34 %   $ 11,210      6.59 %  $  117,070      5.98 %    $ 115,255
                           ==========             ==========            ============              ===========

Deposits and Other Sources of Funds

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

Deposits. First Federal offers a wide variety of deposit accounts. It constantly strives to meet consumers' needs by offering new products. This, in addition to interest rate risk management and asset/liability ratios, is taken into consideration prior to offering new products. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

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

The following table shows the amounts of First Federal's deposits by type of account at the dates indicated.

                                                                                        September 30,
                                                                           --------------------------------------
                                                                                 1997         1996        1995
                                                                           --------------------------------------
                                                                                         (In Thousands)
NOW Accounts                                                                 $   24,740   $   22,416  $   23,892
Commercial Demand                                                                 3,319        5,185       3,446
Savings Accounts                                                                 47,847       48,334      48,027
                                                                           --------------------------------------
                                                                                 75,906       75,935      75,365
                                                                           --------------------------------------
Certificates of Deposit:
   Under 3.00%
                                                                                      -            -         477
   3.00 to 4.00%                                                                  4,204          422       2,406
   4.01 to 5.00%                                                                 14,796       28,155      23,061
   5.01 to 6.00%                                                                 50,460       64,367      26,109
   6.01 to 7.00%                                                                 56,604       13,693      37,079
   7.01 to 8.00%                                                                      -        6,502       1,978
   8.01% and over                                                                 6,276            -       5,041
                                                                           --------------------------------------
                                                                                132,340      113,139      96,151
                                                                          --------------------------------------
                 Total deposits                                               $ 208,246    $ 189,074   $ 171,516
                                                                           ======================================

The following table sets forth the amount and maturities of time deposits at September 30, 1997.

                                                                           Amount Due
                                                 ----------------------------------------------------------------
                                                  Less than      1 - 2        2 - 3     Greater than
                                                   One Year      Years         Years      3 years       Total
                                                 ----------------------------------------------------------------
                                                                          (In Thousands)
Interest Rate
2.01 - 4.00%                                       $    3,831     $    373   $        -     $      -   $   4,204
4.01 - 6.00%                                           44,851       15,002        4,504          899      65,256
6.01 - 8.00%                                           23,273       21,850       10,935          546      56,604
Over 8.00%                                              3,684        1,468          969          155       6,276
                                                 ----------------------------------------------------------------
                                                   $   75,639     $ 38,693   $   16,408     $  1,600   $ 132,340
                                                 ================================================================

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

                                                 Certificates
                                                      of
Maturity Period                                    Deposits
                                                 -------------
                                                 (In Thousands)
Within three months                                   $ 3,234
Three through six months                                5,687
Six through twelve months                              15,109
Over twelve months                                      6,908
                                                 -------------
                                                   $   30,938
                                                 =============

Borrowings. Savings deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Des Moines are typically secured by First Federal's stock in the FHLB and a portion of First Federal's residential mortgage loans and other assets (principally securities which are obligations of or guaranteed by the U.S. Government). First Federal has an Open Line of Credit ("LOC") in the amount of $25.0 million with the FHLB, which had an outstanding balance of $8.0 million. The LOC requires an annual review and a commitment fee of 0.05%. The LOC is reviewed for renewal annually. The LOC is maintained in order to help meet on-going liquidity and cash flow needs of First Federal.

Advances have been utilized when adequate spreads can be obtained and the risk (credit risk, interest rate risk, and market risk) in the transaction minimized. Advances have been used to purchased mortgage-backed and related securities and to purchase single family residential mortgages originated by other financial institutions within the state of Minnesota.

The following table sets forth certain information as to the Bank's FHLB advances at the date indicated.

                                As of and for the Years Ended
                                        September 30,
                            --------------------------------------
                               1997         1996         1995
                            --------------------------------------
                                    (Dollars in Thousands)
Maximum balance               $ 133,839   $  114,693   $   73,807
Average balance                 120,093       90,408       52,688
Balance at end of period        133,817      114,693       73,807
Weighted average rate:
     at end of period              5.83%        5.88%        5.82%
     during the period             5.83%        5.91%        5.16%

It is First Federal's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

Subsidiary Activity

First Federal is permitted to invest up to 2% of its assets in the capital stock of, in secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1997, First Federal was authorized to invest up to approximately $7.7 million in the stock of service corporations (based upon the 2% limitation). First Federal has one wholly-owned subsidiary, Firstate Services, Inc. ("FSI"). FSI was incorporated in the State of Minnesota in August, 1983, and is engaged in the sale, on an agency basis, of mutual funds, annuities and life, credit life and disability insurance products. As of September 30, 1997, the net book value of First
Federal's investment in stock, unsecured loans, and conforming loans in its subsidiary was $151,977. For the fiscal year ended September 30, 1997, FSI had net income of $22,081.

Personnel

As of September 30,1997, First Federal had 70 full-time employees and 42 part-time employees, representing a total of 90.0 full-time equivalents. The employees are not represented by a collective bargaining agreement. First Federal believes its relationship with its employees is satisfactory.

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

Federal Home Loan Bank System
As a member of the FHLB System, First Federal is required to own capital stock in its regional FHLB, the FHLB of Des Moines, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of Des Moines. First Federal was in compliance with this requirement, with an investment of $6.7 million in FHLB of Des Moines stock at September 30, 1997.

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

Current law requires each FHLB to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the entity established to raise funds to resolve troubled thrift cases, to fund the principal and a portion of the interest on bonds issued by the REFCORP and certain other obligations. In addition, each FHLB is required to transfer 5% of its annual net earnings to fund certain affordable housing programs. That amount is scheduled to increase to at least 10% of its annual net income in 1996 and subsequent years. As a result of these requirements and other factors, the FHLB of Des Moines has experienced reduced earnings since these provisions became effective in 1989. It is anticipated that this may continue and that First Federal will continue to receive a reduced level of dividends on its FHLB of Des Moines stock in future periods. During 1997, 1996, and 1995, First Federal recorded dividend income of $417,929, $328,853, and $177,660, respectively, on its FHLB of Des Moines stock.

Insurance of Accounts
The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members.

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

Regulatory Capital Requirement. The following table reflects, in both dollars and ratios, First Federal's regulatory capital position as of September 30, 1997, as well as the requirements at that date.

                                              First Federal fsb            Required
                                              regulatory capital           minimum         Excess
                                       ---------------------------------  regulatory     regulatory
                                          Amount        Percent (1)        capital        capital
                                       ---------------------------------------------------------------
                                                           (Dollars in Thousands)
Tangible capital                            $ 38,608             10.06%        $ 5,754       $ 32,854
Core capital                                  38,608             10.06%         11,509         27,099
Risk-based capital                            39,460             19.20%         16,523         22,937

---------------------------------------
(1) Based upon a percentage of adjusted total assets for tangible and core capital and a percentage of risk-adjusted assets for risk-based capital.

Beginning July 1, 1994, OTS regulated institutions are required to maintain additional risk-based capital equal to one-half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. The one exception to this general rule is that if the three month Treasury bond equivalent yield falls below 4%, an institution would measure the hypothetical downward change at one-half of that Treasury yield. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected cash outflows on its liabilities, plus the net expected cash flows from existing off-balance sheet contract, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Both the "net portfolio value" and the "economic value" include, as specified in the regulation, the book value of assets and liabilities that are not interest rate sensitive. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. Based on the assets and liabilities comprising First Federal's statement of financial condition as of September 30, 1997, there was no additional increase required in First Federal's minimum capital requirement.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1989 ("FDICIA"), among other things, established a system of prompt corrective action to resolve problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, Tier I risk-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized,
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1997 First Federal was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

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

OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without approval of the OTS, make capital distributions during a calendar year equal to the greater of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. An institution is further limited in its ability to pay dividends as its capital levels decrease below its regulatory requirement. As of September 30, 1997, First Federal was a Tier 1 institution.

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

Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If an institution maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including mortgage-backed securities) ("QTIs") on a monthly basis in nine out of every 12 months and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1997, First Federal was in compliance with its QTL requirement with 90.9% of assets invested in QTIs.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Bank was in compliance with all applicable requirements.

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

ITEM 2.  PROPERTIES

The Bank operates from its main office located at 201 Main Street South, Hutchinson, Minnesota. The Bank owns this 20,000 square feet office facility which it built in 1985/86. The total investment in property and equipment at 201 Main Street South had a net book value of $1.4 million at September 30, 1997.

Additional offices, either owned or leased by the Bank, are set forth below with information regarding net book value of the premises and equipment at such facilities at September 30, 1997.

                                     Year
                                  Acquired or            Net Book
                                  Date Lease             Value at                 Square
Location                            Expires         September 30, 1997           Footage
--------------------------     -----------------------------------------------------------------
                                                  (Dollars in thousands)
14994 Glazier Avenue
Apple Valley, MN  55124              1989                  $290                    3,000

19 Central Avenue
Buffalo, MN  55313                   1973                    88                    1,800

1002 Greeley Avenue
Glencoe, MN  55336                   1998 (1)                22                    1,100

1320 South Frontage Road
Hastings, MN  55033                  1984                   664                   15,000

905 Highway 15 South,
Frontage Road
Hutchinson, MN  55350                1980                   162                    1,400

6505 Cahill Avenue
Inver Grove Heights, MN  55075       1979                   217                    3,000

501 North Sibley Avenue
Litchfield, MN  55355                1978                   180                    2,400

200 East Frontage Road,
Highway 5
Waconia, MN  55387                   1985                   225                    2,400

122 East Second Street
Winthrop, MN  55396                  1998 (2)                12                      950

113 Waite Avenue South
Waite Park, MN  56387                1998 (3)                46                      550

(1) One year lease expires in April, 1998 with option to renew for one year terms thereafter. The Bank expects to renew the lease.
(2) Lease expires in July, 1998 with option to renew for one year terms. The Bank expects to renew the lease.
(3)   Lease expires in September, 1998 with options to renew for five year terms


The Bank leases approximately 5,713 square feet of the property in Hastings, Minnesota to various tenants under three year operating leases. These leases expire April 14, 2000 and April 30, 1999. The annual rents total $39,698 in addition to each tenant's proportionate share of the operating expenses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Corporate Profile and Stock Market Information" in the Registrant's 1997 Annual Report to Stockholders on page 1, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Financial Data" in the Registrant's 1997 Annual Report to Stockholders on page 3 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1997 Annual Report to Stockholders on Pages 5 through 15 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The above information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1997 Annual Report to Stockholders on pages 5 through 7 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiary, together with the report thereon by Bertram Cooper & Co., LLP appears in the Bank's 1997 Annual Report to Stockholders on pages 16 through 37 and are incorporated herein by reference.

Quarterly Results of Operations on page 38 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" at pages 4 to 13 the Registrant's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on January 20, 1998 (the "Proxy Statement"), which was filed with the Commission on December 8, 1997, and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 9 through 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 3 through 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 15.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

         (1) Consolidated Financial Statements of the Bank are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.


                                                                            PAGE
                                                                            ----

           Independent Auditors' Report . . . . . . . . . . . . . . . . . . . 16
           Consolidated Statements of Financial Condition as of
                September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . 17
           Consolidated Statements of Income for the Years
                Ended September 30, 1997, 1996 and 1995 . . . . . . . . . . . 18
           Consolidated Statements of Changes in Stockholders' Equity for the
                Years Ended September 30, 1997, 1996 and 1995 . . . . . . . . 19
           Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . 20
           Notes to Consolidated Financial Statements . . . . . . . . . . . . 22

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

        2.1       Plan of Conversion Merger of Hutchinson and Hastings *
        2.2       Agreement of Merger *
        3.1       Articles of Incorporation of FSF Financial Corp. *
        3.2       Bylaws of FSF Financial Corp. *
        4.0       Stock Certificate of FSF Financial Corp. *
       10.1       Form of Employment Agreement with Donald A. Glas, George B.
                    Loban and Richard H. Burgart *
       10.2       First Federal fsb Management Stock Plan**
       10.3       FSF Financial Corp. 1995 Stock Option Plan**
       11.0       Statement regarding computation of earnings per share ***
       13.0       1997 Annual Report to Stockholders
       21.0        Subsidiary Information
       23.0       Consent of Accountant
       27.0       Financial Data Schedule ****
---------------------
*      Incorporated  herein  by  reference  into this document from the Exhibits
       to  Form  S-1,  Registration  Statement,   initially   filed   with   the
       Commission, on June 1, 1994, Registration No. 33-79570.
** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 17, 1995, and filed with the Commission on December 13, 1994.
*** See the consolidated financial statements of the registrant in 1997 Report to Stockholders.
****   Included with electronic filing only.

SIGNATURES

     Pursuant to the requirements of Section 13 o4 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FSF Financial Corp.

Dated:  December 12, 1997                  By:  /s/ Donald A. Glas
                                                ------------------
                                                Donald A. Glas
                                                Co-Chair of the Board and Chief
                                                  Executive Officer
                                                (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated,

By:    /s/ Donald A. Glas                                      By:      /s/ Richard H. Burgart
       ------------------                                               ----------------------
       Donald A. Glas                                                   Richard H. Burgart
       Co-Chair of the Board and Chief Executive Officer                Chief Financial Officer and Treasurer
       (Principal Executive Officer)                                    (Principal Financial and Accounting Officer)
                                                                        Director

Date:  December 12, 1997                                       Date:    December 12, 1997



By:    /s/ George B. Loban                                      By:     /s/ Carl O. Bretzke
       ------------------                                               ----------------------
       George B. Loban                                                  Carl O. Bretzke
       Co-Chair of the Board and President                              Director

Date:  December 12, 1997                                        Date:   December 12, 1997



By:    /s/ Sever B. Knutson                                     By:      /s/ Roger R. Stearns
       ------------------                                               ----------------------
       Sever B. Knutson                                                 Roger R. Stearns
       Director                                                         Director

Date:  December 12, 1997                                        Date:   December 12, 1997



By:    /s/ James J. Caturia                                     By:      /s/ Jerome R. Dempsey
       ------------------                                               ----------------------
       James J. Caturia                                                 Jerome R. Dempsey
       Director                                                         Director

Date:  December 12, 1997                                        Date:   December 12, 1997
