Form 10-Q
period 1997-12-31
FSF FINANCIAL CORP
filed 1998-02-04
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              December 31, 1997

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


              Former name, former address and former fiscal year,
                          if changed since lastreport.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X       No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date January 30, 1998.
                                                           ----------------

         Class                                                   Outstanding
$.10 par value common stock                                    3,045,575 shares

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

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

                       FSF FINANCIAL CORP. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   December 31, September 30,
                                                                        1997        1997*
                                                                   --------------------------
                                                                         (In thousands)
                                     ASSETS
                                     ------
Cash and cash equivalents:
   Interest bearing                                                  $   3,223    $   3,645
   Non-interest bearing                                                  2,378        2,490
Securities available for sale, at fair value:
   Equity securities                                                    19,945       19,311
   Mortgage-backed and related securities                               16,680       16,699
   Debt securities                                                       2,000        1,000
Securities held to maturity, at amortized cost:
   Debt securities (estimated fair value of $36,882 and $37,065)        37,382       37,876
   Mortgage-backed and related securities (estimated fair value of
     $37,554 and $37,535)                                               38,509       38,539
Loans held for sale                                                        739          204
 Loan receivable, net                                                  273,829      260,390
Accrued interest receivable                                              2,682        2,436
Premises and equipment                                                   3,806        3,772
Other assets                                                             1,677        1,773
                                                                     ----------------------

          Total Assets                                               $ 402,850    $ 388,135
                                                                     ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
     Demand deposits                                                 $  28,251    $  28,059
     Savings accounts                                                   48,737       47,847
     Certificates of deposit                                           135,696      132,340
                                                                     ----------------------
          Total deposits                                               212,684      208,246
     Federal Home Loan Bank borrowings                                 143,754      133,817
     Other liabilities                                                   2,462        2,710
                                                                     ----------------------
          Total liabilities                                            358,900      344,773
                                                                     ----------------------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                       -            -
                                                                     ----------------------
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                            450          450
     Additional paid in capital                                         43,349       43,334
     Retained earnings, substantially restricted                        24,184       23,779
     Treasury stock at cost (1,486,316 and 1,491,562 shares)           (20,227)     (20,267)
     Unearned ESOP shares at cost (226,810 and 234,745 shares)          (2,268)      (2,347)
     Unearned MSP stock grants at cost (97,756 and 104,604 shares)
                                                                        (1,035)      (1,108)
     Unrealized (loss) on securities available for sale                   (503)        (479)
                                                                     ----------------------
          Total stockholders' equity                                    43,950       43,362
                                                                     ----------------------

          Total Liabilities and Stockholders' Equity                 $ 402,850    $ 388,135
                                                                     ======================

-------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1997, has been taken from the audited financial statements of financial condition of and for that date.

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                           For the Three Months Ended
                                                                 December 31,
                                                                ----------------
                                                                 1997     1996
                                                                ----------------
                                                                 (In thousands)
Interest income:
     Loans receivable                                           $5,689   $4,714
     Mortgage-backed and related securities                        797      855
     Investment securities                                         878      995
                                                                ----------------
          Total interest income                                  7,364    6,564
                                                                ----------------
Interest expense:
     Deposits                                                    2,453    2,184
     Borrowed funds                                              2,095    1,702
                                                                ----------------
          Total interest expense                                 4,548    3,886
                                                                ----------------
          Net interest income                                    2,816    2,678
     Provision for loan losses                                      45       30
                                                                ----------------
          Net interest income after provision for loan losses    2,771    2,648
                                                                ----------------
Non-interest income:
     Gain (loss) on loans - net                                     15        5
     Other service charges and fees                                107       96
     Service charges on deposit accounts                           213      164
     Commission income                                              53       50
     Other                                                          20       23
                                                                ----------------
          Total non-interest income                                408      338
                                                                ----------------
Non-interest expense:
     Compensation and benefits                                   1,236    1,110
     Occupancy and equipment                                       205      184
     Deposit insurance premiums                                     33       71
     Data processing                                               118       98
     Professional fees                                              69       60
     Other                                                         277      251
                                                                ----------------
          Total non-interest expense                             1,938    1,774
                                                                ----------------
          Income before provision for income taxes               1,241    1,212
Income tax expense                                                 495      490
                                                                ----------------

Net income                                                      $  746   $  722
                                                                ===============


Basic earnings per share                                        $ 0.28   $ 0.25
Diluted earnings per share                                      $ 0.26   $ 0.24
Common Stock dividend declared per share                        $0.125   $0.125

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Three Months Ended
                                                                                December 31,
                                                                        --------------------------
                                                                               1997     1996
                                                                        --------------------------
Cash flows from operating activities:                                        (In thousands)
     Net income                                                           $    746    $    722
     Adjustments  to  reconcile  net income to net cash
        provided  by  operating activities:
     Depreciation                                                               81          77
     Net amortization of discounts and premiums on
        securities held to maturity
                                                                                (7)         (9)
     Provision for loan losses                                                  45          30
     Net market value adjustment on ESOP shares                                 50          23
     Amortization of ESOP and MRP stock compensation                           152         171
     Net gain on real estate owned
                                                                                (2)       --
     Net loan fees deferred and amortized                                       63
                                                                                             6
     (Increase) decrease in:
        Loans held for sale                                                   (136)       (175)
        Accrued interest receivable                                           (246)        (57)
        Other assets                                                           (16)        (43)
     Increase (decrease) in:
        Net deferred taxes                                                     100         365
        Accrued interest payable                                                 -          35
                                                                          --------------------
        Accrued income tax                                                     118          75
        Accrued liabilities                                                     62        (811)
        Deferred compensation payable                                          109          20
                                                                          --------------------
Net cash provided by operating activities                                    1,062         486
                                                                          --------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                (13,816)     (8,930)
     Purchase of loans                                                         (72)     (1,270)
     Principal payments on mortgage related securities held to maturity         30           5
     Purchase of securities available for sale                              (1,647)          -
     Proceeds from maturities of securities held to maturity                   500           -
     Investment in foreclosed real estate                                       (2)          -
     Proceeds from sale of foreclosed real estate                               24           -
     Purchase of equipment and property improvements                          (115)        (88)
                                                                          --------------------
Net cash (used in) investing activities                                   $(15,098)   $(10,283)
                                                                          --------------------

            See Notes to Unaudited Consolidated Financial Statements

                                                                                              For the Three Months Ended
                                                                                                     December 31,
                                                                                             ---------------------------------
                                                                                               1997               1996
                                                                                             ---------------------------------
Cash flows from financing activities:
     Net increase in deposits,                                                               $       4,439      $      11,795
     Net increase (decrease) in short-term borrowings                                                9,937               (73)
     Net decrease in mortgage escrow funds                                                           (530)              (314)
     Treasury stock purchased                                                                         (99)            (3,443)
     Dividends on common stock                                                                       (342)              (374)
     Proceeds from exercise of stock options                                                            97                  0
                                                                                             ---------------------------------
Net cash provided by financing activities                                                           13,502              7,591
                                                                                             ---------------------------------

Net decrease in cash and cash equivalents                                                            (534)            (2,206)

Cash and cash equivalents:
     Beginning of year                                                                               6,135             11,755
                                                                                             ---------------------------------

     End of year                                                                             $       5,601     $        9,549
                                                                                             =================================

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                                        $       2,099     $        1,688
        Interest on deposits                                                                         2,448              2,164
        Income taxes                                                                                   301                 43

Supplemental schedule of noncash investing and financing activities:
Reinvested amounts of capital gains and dividends
        from mutual fund investments                                                         $          17     $           16

                       FSF FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

           The unaudited consolidated financial statements as of and for the three month period ended December 31, 1997, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiary, First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

NOTE 3 - EARNINGS PER SHARE

           In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the Statement 128 requirements.

           The following table sets forth the computation of basic and diluted earnings per share:

                                                             For the Three Months ended
                                                                    December 31,
                                                        -------------------------------------
                                                              1997               1996
                                                        -------------------------------------
Numerator:
   Net income - Numerator for basic earnings
      per share and diluted earnings per share--
      income available to common stockholders             $       746,000    $       722,000
                                                        =====================================

Denominator:
   Denominator for basic earnings per share--
      weighted-average shares                                   2,681,151          2,920,922

   Effect of dilutive securities:
      Employee stock options                                      219,818            139,230
                                                        -------------------------------------

      Denominator for diluted earnings per share--
         adjusted weighted-average shares and
         assumed conversions                                    2,900,969          3,060,152
                                                        =====================================
Basic earnings per share                                  $          0.28    $          0.25
Diluted earnings per share                                $          0.26    $          0.24



                       FSF FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at December 31, 1997, and September 30, 1997 totaled 859263119$402.9 million and $388.1 million, respectively. The increase of $14.8 million was primarily a result of an increase in loans receivable, a decrease in interest bearing cash equivalents and the purchase of securities classified as available for sale.

Cash and cash equivalents decreased from $6.1 million at September 30, 1997, to 859263575$5.6 million at December 31, 1997. The Corporation utilized excess liquidity to fund the purchase of treasury shares and loan originations.

Securities available for sale increased $1.6 million between September 30, 1997, and December 31, 1997, primarily as a result of purchase of such securities.

Securities held to maturity decreased from $76.4 million at September 30, 1997, to $75.9 million at December 31, 1997. $500,000 of securities have matured since September 30, 1997 and the proceeds were used to help fund the purchase of treasury shares and pay dividends.

Loans held for sale increased $535,000, to $739,000 at December 31, 1997, from $204,000 at September 30, 1997.

Loans receivable increased $13.4 million or 5.1% to $273.8 million at December 31, 1997, from $260.4 million at September 30, 1997.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                       Three Months Ended
                                                          December 31,
                                                 -----------------------------
                                                     1997          1996
                                                 -----------------------------
Loans Originated:                                     (In Thousands)
  Residential mortgages                          $    17,847     $   12,572
  Agricultural loans                                   1,320
                                                                          -
  Land and commercial real estate                        662          5,125
  Commercial Business                                    369            490
  Consumer Loans                                       7,275          5,397
                                                 ---------------------------
     Total Loans Originated                           27,473         23,584
                                                 ---------------------------
Residential mortgages purchased                                         595
                                                          72
Commercial Business purchased                          2,725            675
                                                 ---------------------------
     Total loans purchased                             2,797          1,270
                                                 ---------------------------
     Total New Loans                             $    30,270     $   24,854
                                                 ===========================


The commercial loans purchased meet the risk profile established by the Bank, generally have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of their loan portfolio.

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the date indicated:

                                                      December 31,            September 30,
                                                 -----------------------------------------------
                                                            1997                     1997
                                                 -----------------------------------------------

                                                    Amount       %           Amount         %
                                                 -----------------------------------------------
Residential real estate:                                       Dollars in Thousands)
   One-to-four family (1)                         $175,210      60.3      $  170,422      60.3
   Residential construction                         18,320       6.3          20,796       7.4
   Multi-family                                      5,337       1.8           5,270       1.9
                                                 ----------------------------------------------
                                                   198,867      68.5         196,488      69.6
Agricultural loans                                   1,320       0.5
                                                                                   -
Land and commercial real estate                     35,339      12.2          36,682      13.7
Commercial business                                 12,190       4.2           8,114       2.2
                                                 ----------------------------------------------
                                                   247,716      85.3         241,284      85.5
Consumer:
   Savings accounts                                  2,009       0.7             977       0.3
   Home equity and second mortgage                  21,828       7.5          20,812       7.4
   Automobile loans                                 11,698       4.0          11,596       4.1
   Other                                             7,121       2.5           7,844       2.7
                                                 ----------------------------------------------
        Total loans                                290,372     100.0         282,513     100.0
                                                           ==========                ==========
Less:
   Loans in process                                (14,213)                  (20,364)
   Deferred fees                                      (698)                     (703)
   Allowance for loan losses                          (892)                     (852)
                                                 ---------           ================
        Total loans, net                          $274,569                $  260,594
                                                 ==========          ================

-------------------------------------------------
(1) Includes loans held for sale in the amount of $739,000 and $204,000 as of December 31, 1997 and September 30, 1997, respectively.



 Real estate owned at December 31, 1997, totaled $52,000, which consisted of a single-family residential property. No loss is expected in the disposition of the property.

Deposits after interest credited increased from $208.2 million at September 30, 1997, to $212.7 million at December 31, 1997, an increase of $4.5 million or 2.2%. Overall cost of funds remained level during the period as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowings increased $10.0 million from $133.8 million at September 30, 1997, to $143.8 million at December 31, 1997. The borrowings were utilized as an additional source of funding of the overall growth in total assets.

The Corporation completed the repurchase of 5,000 shares of common stock and when netted with the exercise of 10,246 of stock option shares, reduced the number of treasury shares to 1,486,316 at December 31, 1997. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity increased from $43.4 million at September 30, 1997, to $44.0 million at December 31, 1997. The $600,000 increase in stockholders' equity was primarily a result of net income during the period. Book value per share increased from $16.24 at September 30, 1997, to $16.34 at December 31, 1997.

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

During the three months ended December 31, 1997, and 1996, approximately $45,043 and $8,314 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                                          December 31,     September 30,
                                                         ----------------------------------
                                                             1997                1997
                                                         ----------------------------------
                                                              (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                             $394                $393
  Permanent loans secured by one-to-four-family units         346                  25
Non-mortgage loans:
  Commercial                                                    -                   -
  Consumer                                                     79                  82
                                                             ------------------------
Total non-accrual loans                                       819                 500
Foreclosed real estate and real estate held for investment     52                  72
                                                             ------------------------
Total non-performing assets                                  $871                $572
                                                             ========================
Total non-performing loans to net loans                      0.30%               0.18%
                                                             ========================
Total non-performing loans to total assets                   0.20%               0.13%
                                                             ========================
Total non-performing assets to total assets                  0.22%               0.14%
                                                             ========================


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                         Three Months Ended December 31,
                                                   ---------------------------------------------------------------------------------
                                                                     1997                                   1996
                                                   ---------------------------------------------------------------------------------
                                                                              Interest                                Interest
                                                       Average               Yields and      Average                 Yields and
Assets:                                                Balance     Interest   Rates (1)      Balance       Interest  Rates (1)
                                                   ---------------------------------------------------------------------------------
     Loans receivable (2)                           $ 267,453   $   5,689       8.51 %    $ 222,285     $   4,714       8.48 %
     Mortgage-backed securities                        55,225         797       5.77         54,976           855       6.22
     Investment securities (3)                         63,114         878       5.56         70,700           995       5.63
                                                   -----------------------                ------------------------
          Total interest-earning assets               385,792       7,364       7.64        347,961         6,564       7.55
                                                              -----------------------               -------------------------
          Other assets                                 10,115                                10,544
                                                   -----------                            ----------
Total assets                                        $ 395,907                             $ 358,505
                                                   ===========                            ==========
Liabilities:
     Interest-bearing deposits                      $ 208,015   $   2,453       4.72 %    $ 194,972     $   2,184       4.48 %
     Borrowings                                       141,567       2,095       5.92        114,657         1,702       5.94
                                                   -----------------------                ------------------------
          Total interest-bearing liabilities          349,582       4,548       5.20 %      309,629         3,886       5.02 %
                                                              -----------------------               -------------------------
     Other liabilities                                  2,663                                 2,589
                                                   -----------                            ----------
          Total liabilities                           352,245                               312,218
Stockholders' equity                                   43,662                                46,288
                                                   -----------                            ----------
Total liabilities and stockholders'
     equity                                         $ 395,907                             $ 358,505
                                                   ===========                            ==========

Net interest income                                             $   2,816                               $   2,678
Net Spread (4)                                                                  2.44 %                                  2.53 %
Net Margin (5)                                                                  2.92 %                                  3.08 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                               1.10X                                 1.12X

------------------------
(1)  Annualized
(2)  Average balances include non-accrual loans and loans held for sale.
(3)  Includes interest-bearing deposits in other financial institutions.
(4)  Net  spread  represents  the  difference   between  the  average  yield  on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(5) Net margin represents net interest income as a percentage of average interest-earning assets.


Net Income. The Corporation recorded net income of $746,000 for the three months ended December 31, 1997, as compared to net income of $722,000 for the three month period ended December 31, 1996. The increase in net income of $24,000 or 3.3% was primarily the result of higher net interest income.

Total Interest Income. Total interest income increased by $800,000 or 12.1% to $7.4 million for the three months ended December 31, 1997, from $6.6 million for the three months ended December 31, 1996, primarily due to increases in the average balance of, and average yield on loans receivable. The average yield on loans increased to 8.51% for the quarter ended December 31, 1997, from 8.48% for the quarter ended December 31, 1996. During this same period, the average yield on mortgage-backed securities decreased 45 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $63.1 million for the quarter ended December 31, 1997, from $70.7 million for the quarter ended December 31, 1996. The average yield decreased 7 basis points from 5.63% for the three months ended December 31, 1996, to 5.56% for the same period in 1997, as interest rates in general decreased between the periods.

Total Interest Expense. Total interest expense increased to $4.5 million for the three months ended December 31, 1997, from $3.9 million for the same period in 1996. The average balance of interest-bearing deposits increased from $195.0 million for the three months ended December 31, 1996, to $208.0 million for the three months ended December 31, 1997. This increase was comprised of interest credited and an increase in certificate accounts. The average cost of deposits increased by 24 basis points from 4.48% for the three months ended December 31, 1996, to 4.72% for the same period in 1997, due to increased certificate account balances. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates should increase. The average balance of borrowings increased $26.9 million to $141.6 million for the three months ended December 31, 1997, from $114.7 million for the three months ended December 31, 1996. The cost of borrowings decreased 2 basis points to 5.92% for the three months ended December 31, 1997, from 5.94% for the same period in 1996. Borrowings increased as the Bank utilized borrowings to supplement deposits and meet other liquidity and lending needs.

Net Interest Income. Net interest income increased from $2.7 million for the three months ended December 31, 1996, to $2.8 million for the same period ended December 31, 1997, an increase of $138,000 or 5.1%. Average interest-earning assets increased $37.8 million, from $348.0 million for the three months ended December 31, 1996, to $385.8 million for the three months ended December 31, 1997, while the average yield on interest-earning assets increased 9 basis points from 7.55% for 1996 to 7.64% for 1997. Average interest bearing liabilities increased by $40.0 million to $349.6 million for the three months ended December 31, 1997, from $309.6 million for the three months ended December 31, 1996, and the cost of interest-bearing liabilities increased from 5.02% for 1996 to 5.20% in 1997.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                               For the Three Months
                                                                                  At December 31,
                                                                         ------------------------------
                                                                            1997                1996
                                                                         ------------------------------
                                                                           (In Thousands)
Total loans outstanding (1)                                               $274,569            $227,400
                                                                         ==============================
Average loans outstanding                                                 $267,582            $222,285
                                                                         ==============================
Allowance balance (beginning of period)
                                                                          $    852            $    776
                                                                         ------------------------------
Provision (credit):
  Residential (2)
  Land and commercial real estate                                               24                  16
  Commercial/Agricultural business                                              15                  10
  Consumer                                                                       6                   4
                                                                         ------------------------------
     Total provision                                                            45                  30
Charge-off:
  Residential                                                                    -                   -
  Land and commercial real estate                                                -                   -
  Consumer                                                                       6                   9
                                                                         ------------------------------
     Total charge-offs                                                           6                   9
Recoveries:
  Residential                                                                    -                   -
  Commercial real estate                                                         -                   -
  Consumer                                                                       1                   -
                                                                         ------------------------------
     Total recoveries                                                            1                   -
                                                                         ------------------------------
Net charge-offs                                                                  5                   9
                                                                         ------------------------------
Allowance balance (end of period)                                         $    892            $    797
                                                                         ==============================
Allowance as percent of total loans                                           0.32%               0.35%
Net loans charge off as a percent of average loans                               -                   -

-------------------------------------------------------------
     (1) Includes total loans (including loans held for sale), net of loans in process (2) Includes one- to four-family and multi-family residential real estate loans.


Provision for Loan Losses. The Bank's provision for loan losses was $45,000 for the three months ended December 31, 1997, compared to $30,000 for the same period in 1996. Land and commercial real estate loans decreased from 13.7% of total loans at September 30, 1997 to 12.2% at December 31, 1997, and commercial business loans increased from 2.2% to 4.2%, respectively. Agricultural loans, land and commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $892,000 and $797,000 at December 31, 1997, and December 31, 1996, respectively. At December 31, 1997, the Bank's allowance for loan losses constituted 102.4% of non-performing assets as compared to 538.5% of non-performing assets at December 31, 1996. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased $70,000 during the three month period ended December 31, 1997, to $408,000 as compared to the same period in 1996. Fixed-rate loans with terms greater than 20 years were sold during the quarter ended December 31, 1997 for a gain of $15,000. Service charges on deposit accounts increased from $164,000 for the three months ended December 31, 1996, to $213,000 for the three months ended December 31, 1997, an increase of $49,000 or 29.9%.

Non-interest expense. Total non-interest expense increased $164,000 or 9.2% over the periods compared. Compensation and benefits increased to $1,236,000 for 1997 from $1,110,000 for 1996. Occupancy expense was $205,000 for the three months ended December 31, 1997, versus $184,000 for the same period in 1996. Deposit insurance premiums decreased 53.5%, as a result of the reduction in the SAIF premium. Professional fees increased from $60,000 for the first quarter of fiscal 1997 to $69,000 for the first quarter of fiscal 1998. Data processing increased $20,000 from the quarter ended December 31, 1996 to $118,000 for the quarter ended December 31, 1997.

Historically, date fields in computer software programs were programmed using two digit characters to represent the year. Due to this practice, these software applications, if not corrected prior to the year 2000, will interpret the year as 1900 and not 2000. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which will be significantly misstated.

To prepare for this event and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by this issue, assess their potential impact on the operations of the Bank, monitor the progress of third party software vendors in addressing this matter, testing changes provided by these vendors, and developing contingency plans for any critical systems which are not effectively reprogrammed.

The Bank's material data processing functions are performed using software provided by a third party vendor. This vendor has advised its users that it expects to resolve any potential problems prior to the year 2000. In addition, this vendor will provide ongoing communication to its users to assist them in implementing tests of the vendor's software. If this vendor is unable to correct potential problems in time, or if tests should prove the proposed corrections to be insufficient, it is likely that the Bank would experience significant data processing delays, errors or failures. Such delays, errors or failures could have a significant adverse impact on the financial condition and results of operations of the Bank. In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total costs are estimated not to exceed $50,000. Actual costs will be charged to earnings over the next seven quarters, as incurred.

Income Tax Expense. Income taxes increased by $5,000 or 1%, to $495,000 for the three month period ended December 31, 1997, from $490,000 for the same period in 1997, primarily due to the increase of $29,000 in income before tax.

Liquidity and Capital Resources

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tangible and Tier 1 capital (as defined) to adjusted total assets (as defined).

As of December 31, 1997, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual regulatory capital amounts and ratios, are also presented in the table below.

                                                                                                              To Be Well
                                                                                                          Capitalized Under
                                                                                     For Capital          Prompt Corrective
                                                        Actual                    Adequacy Purposes       Action Provisions
                                                  ------------------------   ---------------------------- ------------------------
GAAP captial, December 31, 1997                   $  39,254
Add:  Unrealized losses on debt
        securities held for sale                        178
                                                  ----------
Tangible capital and ratio to
        adjusted total assets                     $  39,432          9.9%      $     5,980          1.5%
                                                  ------------------------   ----------------------------
Tier 1 (Core) capital and ratio to
        adjusted total assets                     $  39,432          9.9%      $    11,970          3.0%  $  19,933          5.0%
                                                  ------------------------   ---------------------------- ------------------------
Tier 1 capital and ratio to
        risk-weighted assets                      $  39,432         18.1%      $     8,734          4.0%  $  13,101          6.0%
                                                            --------------   ---------------------------- ------------------------
Tier 2 capital, allowance for loan losses               892
                                                  ----------
Total risk-based capital and ratio to
        risk-weighted assets, December 31, 1997   $  40,324         18.5%      $    17,468          8.0%  $  21,835         10.0%
                                                  ========================   ============================ ========================

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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and principal payment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund the majority of its operations internally and uses borrowed funds from the Federal Home Loan Bank of Des Moines when deemed appropriate by management. As of December 31, 1997, such borrowed funds totaled $143.8 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. In December, 1997, the federal regulators reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short term borrowing, and eliminated the requirement to maintain not less than 1% of short term liquid asset of such accounts and borrowings. The Bank's regulatory liquidity was 5.4% and 7.0% at December 31, 1997, and 1996, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending December 31, 1998, is approximately $86.7 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At December 31, 1997, the Bank had loan commitments outstanding of $4.6 million. Funds required to fill these commitments are derived primarily from current excess liquidity, advances, deposit inflows or loan and security repayments.

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

                                     PART II

ITEM 1.        LEGAL PROCEEDINGS

               Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at December 31, 1997. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.        CHANGES IN SECURITIES

               Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

ITEM 5.        OTHER MATERIALLY IMPORTANT EVENTS

               Not applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    Exhibit 27: Financial Data Schedule (only in electronic filing).

               (b)  Reports on Form 8-K

                    On December 16, 1997, the Corporation filed a current report on Form 8-K announcing Board of Director's approval of a 10% stock repurchase plan (Items 5, 7).

                       FSF FINANCIAL CORP. AND SUBSIDIARY

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FSF FINANCIAL CORP.




Date:  January 30, 1998                          By: /s/ Donald A. Glas
-----------------------                              -----------------------
                                                     Donald A. Glas
                                                     Chief Executive Officer


Date:  January 30, 1998                          By:  /s/ Richard H. Burgart
-----------------------                               ----------------------
                                                      Richard H. Burgart
                                                      Chief Financial Officer