Form 10-Q
period 1998-03-31
FSF FINANCIAL CORP
filed 1998-05-12
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Minnesota                                 41-1783064
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

201 Main Street South,  Hutchinson, Minnesota                 55350-2573
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (320) 234-4500


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 5, 1998. .


           Class                                                Outstanding
           -----                                                -----------
$.10 par value common stock                                  2,973,432 shares

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.              Financial Statements                                     1
Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      6


PART II - OTHER INFORMATION

Item 1.              Legal Proceedings                                       15
Item 2.              Changes in Securities                                   15
Item 3.              Defaults upon Senior Securities                         15
Item 4.              Submission of Matters to a Vote of Security Holders     16
Item 5.              Other Materially Important Events                       16
Item 6.              Exhibits and Reports on Form 8-K                        16

SIGNATURES                                                                   17

                       FSF FINANCIAL CORP. AND SUBSIDIARY
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            March 31,   September 30,
                                                                              1998          1997*
                                                                           --------------------------
                                                                               (In thousands)
                                           ASSETS
                                           ------
Cash and cash equivalents:
   Interest bearing                                                        $  10,174     $   3,645
   Non-interest bearing                                                        2,156         2,490
Securities available for sale, at fair value:
   Equity securities                                                          19,509        19,311
   Mortgage-backed and related securities                                     16,323        16,699
   Debt securities                                                             2,000         1,000
Securities held to maturity, at amortized cost:
   Debt securities (estimated fair value of $33,870 and $37,065)              34,390        37,876
   Mortgage-backed and related securities (estimated fair
       value of $37,496 and $37,535)                                          38,380        38,539
Loans held for sale                                                            2,103           204
Loan receivable, net                                                         277,617       260,390
Accrued interest receivable                                                    2,651         2,436
Premises and equipment                                                         3,925         3,772
Other assets                                                                   1,831         1,773
                                                                           -----------------------
          Total Assets                                                     $ 411,059     $ 388,135
                                                                           =======================
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
Liabilities:
     Demand Deposits                                                       $  30,638     $  28,059
     Savings accounts                                                         50,959        47,847
     Certificates of deposit                                                 136,844       132,340
                                                                           -----------------------
          Total Deposits                                                     218,441       208,246
     Federal Home Loan Bank borrowings                                       147,193       133,817
     Other liabilities                                                         2,695         2,710
                                                                           -----------------------
          Total liabilities                                                  368,329       344,773
                                                                           -----------------------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                             -             -
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                                  450           450
     Additional paid in capital                                               43,287        43,334
     Retained earnings, substantially restricted                              24,650        23,779
     Treasury stock at cost (1,552,070 and 1,491,562 shares)                 (21,748)      (20,267)
     Unearned ESOP shares at cost (217,938 and 234,745 shares)                (2,179)       (2,347)
     Unearned MSP stock grants at cost (90,909 and 104,604 shares)              (963)       (1,108)
     Unrealized (loss) on securities available for sale                         (767)         (479)
                                                                           -----------------------
          Total Stockholders' Equity                                          42,730        43,362
                                                                           -----------------------
          Total Liabilities and Stockholders' Equity                       $ 411,059     $ 388,135
                                                                           =======================


----------------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1997, has been taken from the audited statements of financial condition of and for that date.


            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                     For Three Months                       For Six Months
                                                                     Ended March 31,                        Ended March 31,
                                                              -----------------------------------   -------------------------------
                                                                   1998                1997                 1998            1997
                                                              -----------------------------------   -------------------------------
                                                                           (In thousands, except per share data)
Interest income:
     Loans receivable                                         $        5,859    $          4,895       $     11,548   $      9,609
     Mortgage-backed and related securities                              751                 826              1,548          1,681
     Investment securities                                               908               1,007              1,786          2,002
                                                              -----------------------------------   -------------------------------
          Total interest income                                        7,518               6,728             14,882         13,292
                                                              -----------------------------------   -------------------------------
Interest expense:
     Deposits                                                          2,476               2,356              4,929          4,540
     Borrowed funds                                                    2,115               1,655              4,210          3,357
                                                              -----------------------------------   -------------------------------
          Total interest expense                                       4,591               4,011              9,139          7,897
                                                              -----------------------------------   -------------------------------
          Net interest income                                          2,927               2,717              5,743          5,395
     Provision for loan losses                                            75                  30                120             60
                                                              -----------------------------------   ------------------------------
          Net interest income after provision for loan losses          2,852               2,687              5,623          5,335
                                                              -----------------------------------   -------------------------------
Non-interest income:
     Gain on sale of securities                                           11                   -                 11              -
     Gain on loans - net                                                  96                  13                111             18
     Other service charges and fees                                      125                  90                232            186
     Service charges on deposit accounts                                 195                 158                408            322
     Commission income                                                    76                  60                129            110
     Other                                                                22                  22                 42             45
                                                              -----------------------------------   -------------------------------
          Total non-interest income                                      525                 343                933            681
                                                              -----------------------------------   -------------------------------
Non-interest expense:
     Compensation and benefits                                         1,279               1,187              2,515          2,297
     Occupancy and equipment                                             213                 202                418            386
     Deposit insurance premiums                                           32                  31                 65            102
     Data processing                                                     121                  96                239            194
     Professional fees                                                    70                  53                139            113
     Other                                                               311                 258                588            509
                                                              -----------------------------------   -------------------------------
          Total non-interest expense                                   2,026               1,827              3,964          3,601
                                                              -----------------------------------   -------------------------------
          Income before provision for income taxes                     1,351               1,203              2,592          2,415
Income tax expense                                                       541                 478              1,036            968
                                                              -----------------------------------   -------------------------------
          Net income                                          $          810    $            725       $      1,556   $      1,447
                                                              ===================================   ===============================

Basic earnings per share                                      $         0.30    $           0.26       $       0.58   $       0.51
Diluted earnings per share                                    $         0.28    $           0.24       $       0.53   $       0.47
Cash dividend declared per share                              $        0.125    $          0.125       $       0.25   $       0.25


            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months          Six Months
                                                                                     Ended                 Ended
                                                                                    March 31,             March 31,
                                                                          ----------------------------------------------
                                                                              1998        1997        1998        1997
                                                                          ----------------------------------------------
Cash flows from operating activities:                                                     (In thousands)
     Net income                                                           $    810    $    725    $  1,556    $  1,447
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation                                                               87          79         168         156
     Net amortization of discounts and premiums on
        securities held to maturity                                             (8)         (8)        (15)        (17)
     Provision for loan losses                                                  75          30         120          60
     Net market value adjustment on ESOP shares                                 51          58         101          81
     Amortization of ESOP and MSP stock compensation                           182         145         334         316
     Net gain on real estate owned                                               -           -          (2)          -
      Gain on sale of available for sale securities                            (11)          -         (11)          -
      Gain on sale of fixed assets                                              (5)          -          (5)          -
     Net loan fees deferred and amortized                                      (23)         35         (17)         98
     (Increase) decrease in:
        Loans held for sale                                                 (1,364)        121      (1,500)        (54)
        Accrued interest receivable                                             31          36        (215)        (21)
        Other assets                                                          (117)         47        (133)          4
     Increase (decrease) in:
        Net deferred taxes                                                     118          (2)        218         363
        Accrued interest payable                                                44          28          44          63
        Accrued income tax                                                    (275)        111        (157)        186
        Accrued liabilities                                                   (126)         30         (64)       (781)
        Deferred compensation payable                                          111          35         220          54
                                                                          --------------------------------------------
Net cash provided by operating activities                                     (420)      1,470         642       1,955
                                                                          --------------------------------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                 (1,793)     (8,713)    (12,956)    (17,643)
     Purchase of loans                                                      (2,048)          -      (4,773)     (1,270)
     Principal payments on mortgage-related securities held to maturity        129           2         159           7
     Purchase of securities available for sale                                 (24)          -      (1,671)          -
     Proceeds from sale of securities available for sale                       411           -         411           -
     Proceeds from maturites of  securites held to maturity                  3,000       1,500       3,500       1,500
     Investments in foreclosed real estate                                       -          (1)         (2)         (1)
     Proceeds from sale of REO                                                   -           -          24           -
     Proceeds from sale of fixed assets                                          5           -           5           0
     Purchases of equipment and property improvements                         (206)       (138)       (321)       (226)
                                                                          --------------------------------------------
Net cash (used in) investing activities                                   $   (526)   $ (7,350)   $(15,624)   $(17,633)
                                                                          --------------------------------------------

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                             Three Months                    Six Months
                                                                                Ended                           Ended
                                                                               March 31,                       March 31,
                                                                       --------------------------------------------------------
                                                                           1998          1997           1998            1997
                                                                       --------------------------------------------------------
Cash flows from financing activities:                                                   (In thousands)
     Net increase in deposits,                                         $  5,756     $    9,222       $  10,195       $  21,017
     Net increase (decrease) in short-term borrowings                     3,438        (3,170)          13,375         (3,243)
     Net increase (decrease) in mortgage escrow funds                       471            407            (59)              93
     Treasury stock purchased                                            (1,938)        (2,230)         (2,037)         (5,673)
     Proceeds from exercise of stock options                                291              5             388               5
     Dividends on common stock                                            (343)          (357)           (685)           (731)
                                                                       --------------------------------------------------------
Net cash provided by financing activities                                 7,675          3,877          21,177          11,468
                                                                       --------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      6,729        (2,003)           6,195         (4,210)
Cash and cash equivalents:
     Beginning of period                                                  5,601          9,549           6,135          11,756
                                                                       --------------------------------------------------------

     End of period                                                     $ 12,330     $    7,546       $  12,330      $    7,546
                                                                       ========================================================


Supplemental disclosures of cash flow information:
     Cash payments for:
        Interest on advances and other borrowed money                   $ 2,130     $    1,668      $    4,229      $    3,356
        Interest on deposits                                              2,418          2,349           4,866           4,513
        Income taxes                                                        700            385           1,001             428
        Loans originated for sale                                         3,162            910           9,805           1,042
     Cash received:
           Loans sold                                                     2,723            740           8,106           1,006

Supplemental schedule of noncash investing and financing activities:

     Reinvested amounts of capital gains and dividends
        from mutual fund investments                                         10              4              27              20

            See Notes to Unaudited Consolidated Financial Statements

                       FSF FINANCIAL CORP. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

           The unaudited consolidated financial statements as of and for the three and six month periods ended March 31, 1998, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiary, First Federal fsb (the "Bank") and Firstate
           Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

NOTE 3 - NEW ACCOUNTING STANDARDS

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

           The following table sets forth the computation of basic and diluted earnings per share:

                                                           For the Three Months ended      For the Six Months ended
                                                                   March 31,                        March 31,
                                                      --------------------------------------------------------------------
                                                            1998            1997               1998                1997
                                                      --------------------------------------------------------------------
Numerator:
   Net income - Numerator for basic earnings
      per share and diluted earnings per share--
      income available to common stockholders         $   810,000      $   725,000        $ 1,556,000         $ 1,447,000
                                                      ====================================================================

Denominator:
   Denominator for basic earnings per share--
      weighted-average shares                           2,664,544        2,780,559          2,672,847           2,850,740

   Effect of dilutive securities:
      Stock - based compensation plans                    256,482          223,791            261,489             203,914
                                                      --------------------------------------------------------------------

      Denominator for diluted earnings per share--
         adjusted weighted-average shares and
         assumed conversions                            2,921,026        3,004,350          2,934,336           3,054,654
                                                      ====================================================================
Basic earnings per share                              $      0.30      $      0.26        $      0.58         $      0.51
Diluted earnings per share                            $      0.28      $      0.24        $      0.53         $      0.47

                                       5

                       FSF FINANCIAL CORP. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at March 31, 1998, and September 30, 1997 totaled 955969710$411.1 million and $388.1 million, respectively. The increase of $23.0 million was a result of an increase in loans receivable and interest bearing cash equivalents.

Cash and cash equivalents increased from $6.1 million at September 30, 1997, to $12.3 million at March 31, 1998, or an increase of $6.2 million. The increase in liquidity was a result of prepayments on mortgages and the sale of mortgage loans. The Corporation utilizes excess liquidity to fund the purchase of treasury shares and fund loans.

Securities available for sale increased $800,000 betweenbetween March 31, 1998, and September 30, 1997, as a result of purchase of such securities.

Securities held to maturity at March 31, 1998, totaled 955969711$72.8 million, which represents a decrease of $3.6 million or 4.95% as compared to September 30, 1997. $3.0 million in securities matured during the March quarter and the proceeds were used to help fund the purchase of treasury shares and growth in the loan portfolio.

Loans held for sale increased $1,899,000 to $2,103,000 at March 31, 1998 from $204,000 at September 30, 1997. As of March 31, 1998, the Bank had a forward commitment to sell $2,076,000 of loans held for sale to the Federal Home Loan Mortgage Corporation ("FHLMC") and Resources Bancshares Mortgage Group, Inc. ("RBMG"), which in effect would reduce the balance of loans held for sale to $27,000 as of March 31, 1998.

Loans receivable increased $17.2 million or 6.6% to $277.6 million at March 31, 1998, from $260.4 million at September 30, 1997. The increase in loans receivable was comprised of $10.4 million in agricultural loans and $7.5 million in commercial business loans. Even though residential mortgage originations increased by $14.3 million or 61.1%, the sale of residential mortgages and the prepayments of loans resulted in an increase in one-to-four family residential mortgages of $1.3 million. The Bank has employed an agricultural lender with more than 20 years of experience and has utilized agricultural and commercial business loans to diversify their loan portfolio, mitigate the impact of mortgage loan prepayments and enhance overall loan yield. Further more, to supplement originations, the Bank purchased $1.9 million of commercial business loans. The commercial loans purchased meet the risk profile established by the Bank, generally have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of its loan portfolio and shorten the length of maturity of the portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                          Three Months                      Six Months
                                                              Ended                             Ended
                                                            March 31,                        March 31,
                                              ------------------------------------------------------------------
                                                   1998            1997               1998            1997
                                              -------------------------------    -------------------------------
                                                                       (In Thousands)
Residential mortgages originated                    $  19,854      $  10,823           $  37,701      $  23,398
Land and commercial real estate                         1,953          3,500               2,615          8,625
Agricultural loans                                      9,115                             10,435
                                                                           -                                  -
Commercial Business                                     2,867            693               3,236          1,182
Consumer Loans                                          5,626          6,100              16,016         11,498
                                              -------------------------------    -------------------------------
     Total Loans Originated                            39,415         21,116              70,003         44,703
                                              -------------------------------    -------------------------------
Residential mortgages purchased                            87                                159            595
                                                                           -
Commercial Business purchased                           1,889                              4,614            675
                                                                           -
                                              -------------------------------    -------------------------------
     Total loans purchased                              1,976                              4,773          1,270
                                                                           -
                                              -------------------------------    -------------------------------
     Total New Loans                                $  41,391      $  21,116           $  74,776      $  45,973
                                              ===============================    ===============================

                                       6

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                              March 31,                  September 30,
                                       --------------------------------------------------
                                                 1998                           1997
                                       --------------------------------------------------

                                         Amount            %            Amount        %
                                       --------------------------------------------------
                                                       (Dollars in Thousands)
Residential real estate:
   One-to-four family  (1)             $ 171,711         58.3        $  170,422     60.3
   Residential construction               16,816          5.7            20,796      7.4
   Multi-family                            4,969          1.7             5,270      1.9
                                       --------------------------------------------------
                                         193,496         65.7           196,488     69.6

Agricultural loans                        10,531          3.6                        0.0
                                                                              -
Land and commercial real estate           33,489         11.4            36,682     13.0
Commercial business                       15,582          5.3             8,114      2.9
                                       --------------------------------------------------
                                         253,098         86.0           241,284     85.4
Consumer:
   Savings accounts                        1,638          0.6               977      0.3
   Home equity and second mortgages       22,194          7.5            20,812      7.4
   Automobile loans                       11,046          3.8            11,596      4.1
   Other                                   6,454          2.2             7,844      2.5
                                       --------------------------------------------------
          Total loans                    294,430        100.0           282,513    100.0
                                                 =============                  =========
Less:
   Loans in process                     (13,149)                       (20,364)
   Deferred fees                           (605)                          (703)
   Allowance for loan losses               (956)                          (852)
                                       ----------             ------------------
          Total loans, net             $ 279,720                     $  260,594
                                       ==========             ==================

---------------------------------------
(1) Includes loans held for sale in the amount of $2,103,000 and $204,000 as of March 31, 1998 and September 30, 1997, respectively.

Deposits after interest credited increased from $208.2 million at September 30, 1997, to $218.4 million at March 31, 1998, an increase of $10.2 million or 4.9%. Overall cost of funds increased during the period as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowing increased $13.4 million from $133.8 million at September 30, 1997, to $147.2 million at March 31, 1998. The borrowings were utilized as an additional source of funding of the overall growth in total assets.

The Corporation completed the repurchase of 101,368 shares of common stock and when netted with the exercise of 40,860 of stock option shares, increased the number of treasury shares to 1,552,070 at March 31, 1998. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity decreased from $43.4 million at September 30, 1997, to $42.7 million at March 31, 1998. The $700,000 decrease in stockholders' equity was primarily a result of the purchase of treasury stock and the decrease in the market value of securities available for sale. Book value per share decreased from $16.24 at September 30, 1997, to $16.18 at March 31, 1998.

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

During the six months ended March 31, 1998, and 1997, approximately $50,083 and $6,000 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated, the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                                                 March 31,         September 30,
                                                            ----------------------------------------
                                                                    1998               1997
                                                            ----------------------------------------
                                                                         (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                              $           394       $           393
  Permanent loans secured by one-to-four-family units                     163                    25
Non-mortgage loans:
  Commercial                                                                -                     -
  Consumer                                                                118                    82
                                                            ----------------------------------------
Total non-accrual loans                                                   675                   500
Foreclosed real estate  and real estate held for investment                52                    72
                                                            ----------------------------------------
Total non-performing assets                                   $           727       $           572
                                                            ========================================
Total non-performing loans to net loans                                 0.24%                 0.18%
                                                            ========================================
Total non-performing loans to total assets                              0.16%                 0.13%
                                                            ========================================
Total non-performing assets to total assets                             0.18%                 0.14%
                                                            ========================================

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                          Three Months Ended March 31,
                                       ---------------------------------------------------------------------------------------------
                                                          1998                                            1997
                                       ---------------------------------------------------------------------------------------------
                                                                      Interest                                          Interest
                                          Average                    Yields and             Average                   Yields and
Assets:                                   Balance       Interest      Rates (1)             Balance      Interest      Rates (1)
                                       ---------------------------------------------------------------------------------------------
     Loans receivable (2)                   $ 276,305       $ 5,859          8.48 %           $231,643     $  4,895        8.45 %
     Mortgage-backed securities                55,133           751          5.45               55,032          826        6.00
     Investment securities (3)                 66,113           908          5.49               67,488        1,007        5.97
                                       -----------------------------                     ---------------------------
          Total interest-earning assets       397,551         7,518          7.56              354,163        6,728        7.60
                                                      ----------------------------                     -------------
          Other assets                         10,901                                           10,680
                                       ---------------                                   --------------

Total assets                                $ 408,452                                         $364,843
                                       ===============                                   ==============

Liabilities:
     Interest-bearing deposits              $ 214,287       $ 2,476          4.62 %           $205,480     $  2,356        4.59 %
     Borrowings                               147,116         2,115          5.75              113,036        1,655        5.86
                                       -----------------------------                     ---------------------------
          Total interest-bearing
           liabilities                        361,403         4,591          5.08 %            318,516        4,011        5.04 %
                                                      ----------------------------                     -------------
     Other liabilities                          3,270                                            2,251
                                       ---------------                                   --------------
          Total liabilities                   364,673                                          320,767
Stockholders' equity                           43,779                                           44,076
                                       ---------------                                   --------------

Total liabilities and stockholders'
     equity                                 $ 408,452                                         $364,843
                                       ===============                                   ==============

Net interest income                                         $ 2,927                                        $  2,717
Net Spread (4)                                                               2.48 %                                        2.56 %
Net Margin (5)                                                               2.95 %                                        3.07 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                       1.10X                                             1.11X



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

Net Income. The Corporation recorded net income of $810,000 for the three months ended March 31, 1998, as compared to net income of $725,000 for the three month period ended March 31, 1997. The increase in net income of $85,000 or 11.7% was the result of higher net interest income.

Total Interest Income. Total interest income increased by $790,000 or 11.7% to $7.5 million for the three months ended March 31, 1998, from $6.7 million for the three months ended March 31, 1997, due to increases in the average balances of interest-earning assets. The average yield on loans increased to 8.48% for the quarter ended March 31, 1998, from 8.45% for the quarter ended March 31, 1997, due to an increased mix of higher yielding commercial business and agricultural loans. During this same period, the average yield on mortgage-backed securities decreased 55 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $66.1 million for the quarter ended March 31, 1998, from $67.5 million for the quarter ended March 31, 1997. The average yield decreased 48 basis points from 5.97% for the three months ended March 31, 1997, to 5.49% for the same period in 1998, as interest rates in general decreased during the period.

Total Interest Expense. Total interest expense increased to $4.6 million for the three months ended March 31, 1998, from $4.0 million for the same period in 1997. The average balance of interest-bearing deposits increased from $205.5 million for the three months ended March 31, 1997, to $214.3 million for the three months ended March 31, 1998. This increase was comprised of interest credited and an increase in certificate accounts. The average cost of deposits increased by 3 basis points from 4.59% for the three month period ended March 31, 1997, to 4.62% for the same period in 1998, due to increased certificate account balances. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase. The average balance of borrowings increased $34.1 million to $147.1 million for the three months ended March 31, 1998, from $113.0 million for the three months ended March 31, 1997. The cost of such borrowings decreased by 11 basis points to 5.75% for the three months ended March 31, 1998, from 5.86% for the same period in 1997. Borrowings increased as the Bank utilized borrowings to supplement deposits and meet other liquidity needs.

Net Interest Income. Net interest income increased from $2.7 million for the three months ended March 31, 1997, to $2.9 million for the same period ended March 31, 1998, an increase of $210,000 or 7.7%. Average interest-earning assets increased $43.4 million, from $354.2 million for the three months ended March 31, 1997, to $397.6 million for the three months ended March 31, 1998, while the average yield on interest-earning assets decreased 4 basis points from 7.60% for 1997 to 7.56% for 1998. Average interest bearing liabilities increased by $42.9 million to $361.4 million for the three months ended March 31, 1998, from $318.5 million for the three months ended March 31, 1997, and the cost of interest-bearing liabilities increased from 5.04% for 1997 to 5.08% in 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $75,000 for the three months ended March 31, 1998, compared to $30,000 for the same period in 1997. Land and commercial real estate loans decreased from 13.0% of total loans at September 30, 1997, to 11.4% at March 31, 1998, commercial business loans increased from 2.9% to 5.3%, respectively, and agricultural loans now represent 3.6% of total loans. Agricultural loans, land and commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $956,000 and $808,000 at March 31, 1998, and March 31, 1997, respectively. At March 31, 1998, the Bank's allowance for loan losses constituted 131.5% of non-performing assets as compared to 216.0% of non-performing assets at March 31, 1997. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased $182,000 during the three month period ended March 31, 1998, to $525,000 as compared to the same period in 1997. Fixed-rate mortgage loans with terms greater than 10 years were sold during the quarter ended March 31, 1998 for a gain of $96,000. Other service charges and fees increased from $90,000 for the three months ended March 31, 1997, to $125,000 for the three months ended March 31, 1998, due to a higher level of originations. Service charges on deposit accounts increased to $195,000 for the three months ended March 31, 1998, from $158,000 for the same period in 1997, an increase of $37,000 or 23.4%.

Non-interest Expense. Total non-interest expense increased $199,000 or 10.9% over the periods compared. Compensation and benefits increased to $1,279,000 for 1998 from $1,187,000 for 1997, as a result of normal merit increases and additional staff as a result of expansion into agricultural lending. Occupancy expense was $213,000 for the three months ended March 31, 1998, versus $202,000 for the same period in 1997. Data processing increased $25,000 to $121,000 for the period ended March 31, 1998, due to processing expense associated with increased delivery of electronic services to customers, and to a lesser extent, as a result of Year 2000 compliance.

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

To prepare for this event and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by this issue, assess their potential impact on the operations of the Bank, monitor the progress of third party software vendors, service providers and customers in addressing this matter, testing changes provided by these vendors, and developing contingency plans for any critical systems which are not effectively reprogrammed.

The Bank's material data processing functions are performed using software provided by a third party vendor. This vendor has advised its users that it expects to resolve any potential problems prior to the year 2000. In addition, this vendor will provide ongoing communication to its users to assist them in implementing tests of the vendor's software. If this vendor is unable to correct potential problems in time, or if tests should prove the proposed corrections to be insufficient, it is likely that the Bank would experience significant data processing delays, errors or failures. Such delays, errors or failures could have a significant adverse impact on the financial condition and results of operations of the Bank. In addition, monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total costs are estimated not to exceed $50,000. Actual costs will be charged to earnings over the next six quarters, as incurred.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

Income Tax Expense. Income taxes increased by $63,000 or 13.2%, to $541,000 for the three month period ended March 31, 1998, from $478,000 for the same period in 1997, primarily due to the increase of $148,000 in income before tax.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                       FSF FINANCIAL CORP. AND SUBSIDIARY
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                   Six Months Ended March 31,
                                  -------------------------------------------------------------------------------------------
                                                        1998                                 1997
                                  ---------------------------------------------------------------------------------------------
                                                                    Interest                                         Interest
                                       Average                     Yields and               Average                  Yields
Assets:                                Balance        Interest      Rates (1)               Balance       Interest   Rates (1)
                                  ---------------------------------------------------------------------------------------------
     Loans receivable (2)                 $ 271,831       $11,548          8.50 %              $226,819     $  9,609    8.47 %
     Mortgage-backed securities              55,180         1,548          5.61                  54,985        1,681    6.11
     Investment securities (3)               64,597         1,786          5.53                  68,982        2,002    5.80
                                  --------------------------------                      -----------------------------
          Total interest-earning
           assets                           391,608        14,882          7.60                 350,786       13,292    7.58

                                                    ----------------------------                        ---------------------
          Other assets                       10,717                                              10,654
                                  ------------------                                    ----------------

Total assets                              $ 402,325                                            $361,440
                                  ==================                                    ================

Liabilities:
     Interest-bearing deposits            $ 211,116       $ 4,929          4.67 %              $200,011     $  4,540    4.54 %
     Borrowings                             144,311         4,210          5.83                 113,588        3,357    5.91
                                  --------------------------------                      -----------------------------
          Total interest-bearing
            liabilities                     355,427         9,139          5.14 %               313,599        7,897    5.04 %
                                                    ----------------------------                        ---------------------
     Other liabilities                        2,963                                               2,574
                                  ------------------                                    ----------------
          Total liabilities                 358,390                                             316,173
Stockholders' equity                         43,935                                              45,267
                                  ------------------                                    ----------------

Total liabilities and stockholders'
     equity                               $ 402,325                                            $361,440
                                  ==================                                    ================

Net interest income                                       $ 5,743                                           $  5,395
Net Spread (4)                                                             2.46 %                                       2.54 %
Net Margin (5)                                                             2.93 %                                       3.08 %
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

Net Income. The Corporation recorded net income of $1.6 million for the six months ended March 31, 1998, as compared to net income of $1.4 million for the six month period ended March 31, 1997. The increase was primarily attributable to an increase in net interest income.

Total Interest Income. Total interest income increased by $1.6 million or 12.0% to $14.9 million for the six months ended March 31, 1998, from $13.3 million for the six months ended March 31, 1997. The yield on mortgage-backed securities decreased to 5.61% and the yield on investment securities decreased to 5.53% for the six months ended March 31, 1998, compared to yields of 6.11% and 5.80%, respectively. The yield on loans receivable increased to 8.50% for the six months ended March 31, 1998, from 8.47% for the six months ended March 31, 1997. Furthermore, the average balance of loans receivable increased $45.0 million during these
                                       12
periods as a result of increased levels of mortgage originations, an increase in home equity lines of credit, and an increase in agricultural and commercial business loans.

Total Interest Expense. Total interest expense increased to $9.1 million for the six months ended March 31, 1998, from $7.9 million for the six months ended March 31, 1997. Average interest bearing liabilities increased from $313.6 million in 1997 to $355.4 million in 1998 and the cost of the liabilities increased from 5.04% for the six months ended March 31, 1997, to 5.14% for the six months ended March 31, 1998. Interest on deposits increased $389,000 and the average rate increased from 4.54% to 4.67% during the comparison period. Average borrowings increased from $113.6 million for the six months ended March 31, 1997, to $144.3 million for the six months ended March 31, 1998, and the cost of the borrowings decreased from 5.91% to 5.83% due to the stability in interest rates during much of the period. Management can make no assurances regarding the future movement of interest rates which may impact earnings in future periods.

Net Interest Income. Net interest income increased from $5.4 million for the six months ended March 31, 1997, to $5.7 million for the same period ended March 31, 1998, an increase of $348,000 or 6.5%. The increase is primarily a result of an increase in the average balance and yield of loans receivable. The average yield on interest-earning assets increased from 7.58% to 7.60% during the two periods while the cost of interest-bearing liabilities increased from 5.04% to 5.14%.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                           For the Six Months
                                                                At March 31,
                                                           --------------------
                                                             1998       1997
                                                           --------------------
                                                               (In Thousands)
Total loans outstanding (1)                                $294,430    $235,885
                                                           ====================
Average loans outstanding                                  $271,831    $226,819
                                                           ====================
Allowance balance (beginning of period)                    $    852    $    776
                                                           --------------------
Provision (credit):
  Residential (2)                                               -           -
  Land and commercial real estate                                46
  Commercial/Agricultural business                               62
  Consumer                                                       12          60
                                                           --------------------
     Total provision                                            120          60
Charge-off:
  Residential                                                   -            14
  Land and commercial real estate                               -           -
                                                           --------------------
  Consumer                                                       24          15
                                                           --------------------
     Total charge-offs                                           24          29
Recoveries:
  Residential                                                   -           -
  Land and commercial real estate                               -           -
  Consumer                                                        8           1
                                                           --------------------
     Total recoveries                                             8           1
                                                           --------------------
Net charge-offs                                                  16          28
                                                           --------------------
Allowance balance (end of period)                          $    956    $    808
                                                           ====================
Allowance as percent of total loans                            0.32%       0.34%
Net loans charged off as a percent of average loans             -           -

-----------------------------------------------------------
     (1) Includes total loans (including loans held for sale), net of loans in process
     (2) Includes one- to four-family and multi-family residential real estate loans.

Provision for Loan Losses. The Bank's provision for loan losses increased to $120,000 for the six months ended March 31, 1998 and 1997. See also "Comparison of the Three Months Ended March 31, 1998 and 1997- Provision for Loan Losses."

Non-interest Income. Total non-interest income increased from $681,000 for the six months ended March 31, 1997, to $933,000 for the six months ended March 31, 1998. Loans were sold in the secondary market during the six months ended March 31, 1998, with a resulting gain of $111,000 for the period compared with a gain of
                                       13

$18,000 for the same period in 1997. Other service charges and fees increased from $186,000 for the 1997 fiscal year to $232,000 for the 1998 fiscal year due to the increased level of originations and to the origination of more loans with associated fees that could be recognized in current income. Service charges on deposit accounts increased from $322,000 for the six months ended March 31, 1997, to $408,000 for the six months ended March 31, 1998, or 26.7%, due to an increase in the quantity of fees charged for services.

Non-interest expense. Total non-interest expense increased $363,000 for the six months ended March 31, 1998, to $4.0 million. Compensation and benefits increased from $2.3 million to $2.5 million for the periods impacted by merit increases that averaged 3.5% for all employees. Deposit insurance premiums decreased 36.3%, as a result of the reduction in the SAIF premium. Professional fees increased from $113,000 for the first six months of fiscal 1997 to $139,000 for the first six months of fiscal 1998.

Income Tax Expense. Income tax expense increased from $968,000 for the six months ended March 31, 1997, to $1,036,000 for the same period in 1998 as a result of an increase in income before taxes.

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

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                       For Capital         Prompt Corrective
                                                   Actual                            Adequacy Purposes      Action Provisions
                                             -----------------------------      -----------------------   -------------------------
GAAP captial, March 31, 1998                     $  35,412
Add:  Unrealized losses on debt
        securities held for sale                       391
                                             --------------
Tangible capital and ratio to
        adjusted total assets                    $  35,803           8.9%           $   6,069     1.5%
                                             -----------------------------      -----------------------
Tier 1 (Core) capital and ratio to
        adjusted total assets                    $  35,803           8.9%           $  12,138     3.0%     $  20,229     5.0%
                                             -----------------------------      -----------------------   --------------------
Tier 1 capital and ratio to
        risk-weighted assets                     $  35,803          15.8%           $  16,183     4.0%     $  24,275     6.0%
                                                           ---------------      -----------------------   --------------------
Tier 2 capital, allowance for loan losses              956
                                             --------------
Total risk-based capital and ratio to
        risk-weighted assets, March 31, 1998     $  36,759          16.2%           $  18,110     8.0%     $  22,638    10.0%
                                             =============================      =======================   ====================

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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and principal payment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund the majority of its operations internally and uses borrowed funds from the Federal Home Loan Bank of Des Moines when deemed appropriate by management. As of March 31, 1998, such borrowed funds totaled $147.2 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. In December, 1997, the federal regulators reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short term borrowing, and eliminated the requirement to maintain not less than 1% of short term liquid asset of such accounts and borrowings. The Bank's regulatory liquidity was 6.3% and 6.8% at March 31, 1998, and 1997, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 1998, was approximately $88.2 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At March 31, 1998, the Bank had loan commitments outstanding of $3.7 million. Funds required to fill these commitments are derived primarily from current excess liquidity, advances, deposit inflows or loan and security repayments.

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

                                     PART II

ITEM 1.               LEGAL PROCEEDINGS

                      Neither the Corporation nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.               CHANGES IN SECURITIES

                      Not applicable

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

                      Not applicable

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      The annual meeting of shareholders of the Corporation was held on January 20, 1998, and the following items were presented:

                      Election of Directors Richard H. Burgart and Roger R. Stearns for terms of three years ending in 2001. Richard
                      H. Burgart received 2,481,523 votes in favor and 190,523 votes were withheld. Roger R. Stearns received 2,480,893 votes in favor and 191,153 votes were withheld.

                      Ratification of the appointment of Bertram Cooper & Co., LLP as the Corporation's auditors for the 1998 fiscal year. Bertram Cooper & Co. was ratified as the Corporation's auditors with 2,652,066 votes for, 11,271 votes against, and 8,709 abstentions.

                      Approval   of  the  FSF   Financial   Corp.   1998   Stock
                      Compensation Plan. There were 1,427,578 votes in favor, 516,532 votes against and 15,573 votes abstained.

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


                                           FSF FINANCIAL CORP.




Date:  May 5, 1998                         By: /s/ Donald A. Glas
------------------                             ------------------
                                                 Donald A. Glas
                                                 Chief Executive Officer



Date:  May 5, 1998                         By: /s/ Richard H. Burgart
------------------                             ----------------------
                                                 Richard H. Burgart
                                                 Chief Financial Officer