Form 10-Q
period 1998-06-30
FSF FINANCIAL CORP
filed 1998-08-04
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 30, 1998.
                                                           -------------

         Class                                              Outstanding
$.10 par value common stock                               2,927,958 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                        1
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                          16
Item 2.           Changes in Securities                                      16
Item 3.           Defaults upon Senior Securities                            16
Item 4.           Submission of Matters to a Vote of Security Holders        16
Item 5.           Other Materially Important Events                          17
Item 6.           Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                                   18

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     June 30,  September 30,
                                                                      1998        1997*
                                                                     ----------------------
                                                                         (In thousands)
                                    ASSETS
                                    ------
Cash and cash equivalents:
   Interest bearing                                                  $  11,219    $   3,645
   Non-interest bearing                                                  2,310        2,490
Securities available for sale, at fair value:
   Equity securities                                                    19,472       19,311
   Mortgage-backed and related securities                               16,547       16,699
   Debt securities                                                       2,000        1,000
Securities held to maturity, at amortized cost:
   Debt securities (estimated fair value of $32,115 and $37,065)        32,396       37,876
   Mortgage-backed and related securities (estimated fair
       value of $36,886 and $37,535)                                    37,749       38,539
Loans held for sale                                                      1,160          204
Loan receivable, net                                                   281,546      260,390
Accrued interest receivable                                              2,976        2,436
Premises and equipment                                                   3,995        3,772
Other assets                                                             2,702        1,773
                                                                     ---------    ---------
          Total Assets                                               $ 414,072    $ 388,135
                                                                     =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Demand Deposits                                                 $  30,347    $  28,059
     Savings accounts                                                   53,421       47,847
     Certificates of deposit                                           137,310      132,340
                                                                     ---------    ---------
          Total Deposits                                               221,078      208,246
     Federal Home Loan Bank borrowings                                 147,234      133,817
     Other liabilities                                                   2,546        2,710
                                                                     ---------    ---------
           Total liabilities                                           370,858      344,773
                                                                     ---------    ---------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                    --           --
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                            450          450
     Additional paid in capital                                         43,356       43,334
     Retained earnings, substantially restricted                        25,081       23,779
     Treasury stock at cost (1,568,319 and 1,491,562 shares)           (22,021)     (20,267)
     Unearned ESOP shares at cost (209,066 and 234,745 shares)          (2,091)      (2,347)
     Unearned MSP stock grants at cost (84,062 and 104,604 shares)        (890)      (1,108)
     Unrealized (loss) on securities available for sale                   (671)        (479)
                                                                     ---------    ---------
          Total Stockholders' Equity                                    43,214       43,362
                                                                     ---------    ---------
          Total Liabilities and Stockholders' Equity                 $ 414,072    $ 388,135
                                                                     =========    =========

--------------------------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1997, has been taken from the audited statements of financial condition of and for that date.

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                  For Three Months   For Nine Months
                                                                   Ended June 30,     Ended June 30,
                                                          ------------------------ --------------------
                                                                   1998      1997     1998       1997
                                                          ------------------------ --------------------
                                                                  (In thousands, except per share data)
Interest income:
     Loans receivable                                           $ 5,961   $ 5,108   $17,509   $14,717
     Mortgage-backed and related securities                         743       881     2,291     2,562
     Investment securities                                          850       944     2,636     2,946
                                                                -------   -------   -------   -------
          Total interest income                                   7,554     6,933    22,436    20,225
                                                                -------   -------   -------   -------
Interest expense:
     Deposits                                                     2,532     2,384     7,461     6,924
     Borrowed funds                                               2,125     1,720     6,335     5,077
                                                                -------   -------   -------   -------
          Total interest expense                                  4,657     4,104    13,796    12,001
                                                                -------   -------   -------   -------
          Net interest income                                     2,897     2,829     8,640     8,224
     Provision for loan losses                                      107        30       227        90
                                                                -------   -------   -------   -------
          Net interest income after provision for loan losses     2,790     2,799     8,413     8,134
                                                                -------   -------   -------   -------
Non-interest income:
     Gain on sale of securities                                    --        --          11      --
     Gain on loans - net                                            130        15       241        33
     Other service charges and fees                                 120       126       352       312
     Service charges on deposit accounts                            210       187       618       509
     Commission income                                              144        63       273       173
     Other                                                           16        20        58        65
                                                                -------   -------   -------   -------
          Total non-interest income                                 620       411     1,553     1,092
                                                                -------   -------   -------   -------

Non-interest expense:
     Compensation and benefits                                    1,374     1,152     3,889     3,449
     Occupancy and equipment                                        206       206       624       592
     Deposit insurance premiums                                      33        32        98       134
     Data processing                                                125       100       364       294
     Professional fees                                               72        57       211       170
     Other                                                          320       281       908       790
                                                                -------   -------   -------   -------
          Total non-interest expense                              2,130     1,828     6,094     5,429
                                                                -------   -------   -------   -------
          Income before provision for income taxes                1,280     1,382     3,872     3,797
Income tax expense                                                  513       559     1,549     1,527
                                                                -------   -------   -------   -------
          Net income                                            $   767   $   823   $ 2,323   $ 2,270
                                                                =======   =======   =======   =======

Basic earnings per share                                        $  0.29   $  0.31   $  0.87   $  0.81
Diluted earnings per share                                      $  0.27   $  0.28   $  0.80   $  0.75
Cash dividend declared per share                                $ 0.125   $ 0.125   $ 0.375   $ 0.375



            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months              Nine Months
                                                                                  Ended                     Ended
                                                                                 June 30,                   June 30,
                                                                          -----------------------------------------------
                                                                              1998        1997        1998        1997
                                                                          -----------------------------------------------
                                                                                           (In thousands)
Cash flows from operating activities:
     Net income                                                           $    767    $    823    $  2,323    $  2,270
     Adjustments  to  reconcile  net income to net cash
        provided  by  operating activities:
     Depreciation                                                               92          83         260         239
     Net amortization of discounts and premiums on
        securities held to maturity                                             (6)         (6)        (21)        (23)
     Provision for loan losses                                                 107          30         227          90
     Net market value adjustment on ESOP shares                                 48          60         149         141
     Amortization of ESOP and MSP stock compensation                           395         149         729         465
     Amortization of intangibles                                                 3        --             3        --
     Net gain on real estate owned                                            --          --            (2)       --
      Gain on sale of available for sale securities                           --          --           (11)       --
      Gain on sale of fixed assets                                            --          --            (5)       --
     Net loan fees deferred and amortized                                       12         (15)         (5)         83
     (Increase) decrease in:
        Loans held for sale                                                    943         140        (557)       (260)
        Accrued interest receivable                                           (325)       (168)       (540)       (189)
        Other assets                                                            63          82         (70)         86
     Increase (decrease) in:
        Net deferred taxes                                                    (307)        (86)        (89)        277
        Accrued interest payable                                              (164)         31        (120)         94
        Accrued income tax                                                      91         (22)        (66)        164
        Accrued liabilities                                                    205          59         141        (722)
        Deferred compensation payable                                           85          33         305          86
                                                                          --------------------------------------------
Net cash provided by operating activities                                    2,009       1,193       2,651       2,801
                                                                          --------------------------------------------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net                  3,957     (10,515)     (8,999)    (27,812)
     Purchase of loans                                                      (7,945)        (83)    (12,718)     (1,353)
     Principal payments on mortgage-related securities held to maturity        631           2         790           9
     Purchase of securities available for sale                                --          (559)     (1,671)       (559)
     Purchase of securities held to maturity                                  --        (1,000)       --        (1,000)
     Proceeds from sale of securities available for sale                      --          --           411        --
     Proceeds from maturites of  securites held to maturity                  2,000       1,000       5,500       2,500
     Investments in foreclosed real estate                                      (6)         (1)         (8)         (2)
     Proceeds from sale of REO                                                --            22          24          22
     Proceeds from sale of fixed assets                                       --          --             5           0
     Purchases of equipment and property improvements                         (130)        (76)       (451)       (302)
                                                                          --------------------------------------------
Net cash (used in) investing activities                                   $ (1,493)   $(11,210)   $(17,117)   $(28,497)
                                                                          --------------------------------------------


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                             Three Months            Nine Months
                                                                                Ended                  Ended
                                                                               June 30,               June 30,
                                                                       ------------------------------------------------
                                                                            1998        1997        1998        1997
                                                                       ------------------------------------------------
                                                                                         (In thousands)
Cash flows from financing activities:
     Net increase (decrease) in deposits,                               $  2,638    $ (3,099)   $ 12,833    $ 17,919
     Net increase (decrease) in short-term borrowings                         41      14,432      13,416      11,189
     Net increase (decrease) in mortgage escrow funds                       (423)       (392)       (482)       (299)
     Treasury stock purchased                                             (2,097)     (1,079)     (4,134)     (6,752)
     Proceeds from exercise of stock options                                 861           4       1,249           9
     Dividends on common stock                                              (337)       (343)     (1,022)     (1,074)
                                                                        --------------------------------------------
Net cash provided by financing activities                                    683       9,523      21,860      20,992
                                                                        --------------------------------------------

Net increase (decrease) in cash and cash equivalents                       1,199        (494)      7,394      (4,704)

Cash and cash equivalents:
     Beginning of period                                                  12,330       7,546       6,135      11,756
                                                                        --------------------------------------------
     End of period                                                      $ 13,529    $  7,052    $ 13,529    $  7,052
                                                                        ============================================


Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                   $  2,122    $  1,709    $  6,341    $  5,065
        Interest on deposits                                               2,752       2,391       7,618       6,904
        Income taxes                                                         518         686       1,519       1,114
        Loans originated for sale                                          7,967         938      17,772       1,980

     Cash received:
           Loans sold
                                                                           8,791         723      16,897       1,729

Supplemental schedule of noncash investing and financing activities:

     Reinvested amounts of capital gains and dividends
        from mutual fund investments                                          53           1          80          21

     Stock acquisition of Insurance Planners                                 750        --           750        --


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 1998, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. ("Insurance Planners"), First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 1997.

NOTE 3 - BUSINESS COMBINATION

         On June 1, 1998, the Corporation acquired 100% of the outstanding common stock of Insurance Planners, a property and casualty insurance agency. The business combination was accounted for by the purchase method and the financial statements reflect the operating results of Insurance Planners for the one month ended June 30, 1998. The Corporation issued 38,691 shares of common stock held as treasury shares to complete the acquisition. In addition, options for 30,000 common stock shares, at an exercise price of $19.125, were also issued. The acquisition price of $750,000, resulted in an acquired identifiable customer based intangible asset of $768,600, which will be amortized using the straight line method over twenty five years. The acquisition did not have a material pro-forma effect on the results of operations for the three and nine month periods ending June 30, 1998 and 1997.

NOTE 4 - NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 132, issued February, 1998, revises disclosures about pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. Management believes adoption of this standard will not have a material effect on the financial disclosures for pension and other postretirement benefits.

         Statement of Financial Accounting Standards No. 133, issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the fiscal year beginning October 1, 1999. On the date of adoption, the Corporation may transfer any held to maturity security into the available for sale category and then be able to designate the transferred security as a hedge item. Any unrealized holding gain or loss on transferred securities will be reported in net income or accumulated other comprehensive income. Management has not determined its strategy for the adoption of Statement No. 133 or its effect on the financial statements. If the Corporation elects to apply hedge accounting, it is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging activities and the measurement approach for determining the ineffective aspect of the hedge.

NOTE 5 - EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                           For the Three Months ended        For the Nine Months ended
                                                                    June 30,                         June 30,
                                                        -------------------------------------------------------------------
                                                              1998            1997            1998             1997
                                                        -------------------------------------------------------------------
Numerator:
   Net income - Numerator for basic earnings
      per share and diluted earnings per share--
      income available to common stockholders           $        767,000     $   823,000    $  2,323,000    $    2,270,000
                                                        ===================================================================

Denominator:
   Denominator for basic earnings per share--
      weighted-average shares                                  2,667,864       2,690,870       2,671,185         2,797,450

   Effect of dilutive securities:
      Stock - based compensation plans                           208,844         238,835         243,519           219,894
                                                        -------------------------------------------------------------------

      Denominator for diluted earnings per share--
         adjusted weighted-average shares and
         assumed conversions                                   2,876,708       2,929,705       2,914,704         3,017,344
                                                        ===================================================================
Basic earnings per share                                $           0.29     $      0.31    $       0.87    $         0.81
Diluted earnings per share                              $           0.27     $      0.28    $       0.80    $         0.75

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at June 30, 1998, and September 30, 1997 totaled 963228899$414.1 million and $388.1 million, respectively. The increase of $26.0 million was primarily a result of increases in loans receivable and interest bearing cash equivalents.

Cash and cash equivalents increased from $6.1 million at September 30, 1997, to 963228900$13.5 million at June 30, 1998, or an increase of $7.4 million. The increase in liquidity was the result of prepayments on mortgages and the sale of mortgage loans. The Corporation utilized excess liquidity to fund the purchase of treasury shares and fund loans.

Securities available for sale increased $1 million between September 30, 1997, and June 30, 1998, as a result of purchase of such securities.

Securities held to maturity decreased from $76.4 million at September 30, 1997, to $70.1 million at June 30, 1998. $5.0 million of securities have matured since September 30, 1997 and the proceeds were used to help fund the purchase of treasury shares and growth in the loan portfolio.

Loans held for sale increased $956,000, to $1,160,000 at June 30, 1998, from $204,000 at September 30, 1997. As of June 30, 1998, the Bank had a forward commitment to sell $1,133,000 of loans held for sale to the Federal Home Loan Mortgage Corporation ("FHLMC") and Resources Bancshares Mortgage Group, Inc. ("RBMG"), which in effect would reduce the balance of loans held for sale to $27,000 as of June 30, 1998.

Loans receivable increased $21.1 million or 8.1% to $281.5 million at June 30, 1998, from $260.4 million at September 30, 1997. The increase in loans receivable was comprised of $18.3 million in agricultural loans and $7.1 million in commercial business loans. Even though residential mortgage originations increased by $11.7 million or 24.7%, the sale of residential mortgages and the prepayments of loans resulted in a decrease in one-to-four family residential mortgages of $5.8 million. To supplement originations, the Bank purchased $7.5 million of commercial business loans. The commercial loans purchased meet the risk profile established by the Bank, generally have interest rates that are based on the "Prime" rate as published by the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of its loan portfolio and shorten the length of maturity of the portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                Three Months                 Nine Months
                                                    Ended                       Ended
                                                  June 30,                    June 30,
                                        --------------------------    --------------------------
                                            1998         1997             1998         1997
                                        --------------------------    --------------------------
                                                            (In Thousands)
Residential mortgages originated           $  21,206    $  23,823        $  58,908    $  47,221
Land and commercial real estate                1,797        2,116            4,412       10,741
Agricultural loans                             8,773            -           21,399            -
Commercial Business                            5,976          297            9,230        1,479
Consumer Loans                                 7,343        9,244           20,243       20,743
                                        --------------------------    --------------------------
     Total Loans Originated                   45,095       35,480          114,192       80,184
                                        --------------------------    --------------------------
Residential mortgages purchased                    -           84              159          678
Commercial Business purchased                  2,923            -            7,527          675
                                        --------------------------    --------------------------
     Total loans purchased                     2,923           84            7,686        1,353
                                        --------------------------    --------------------------
     Total New Loans                       $  48,018    $  35,564         $121,878    $  81,537
                                        ==========================    ==========================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                1998                 1997
                                    --------------------------------------------

                                      Amount       %       Amount        %
                                    --------------------------------------------
                                                   (Dollars in Thousands)
Residential real estate:
   One-to-four family  (1)            $ 164,608     54.7  $  170,422       60.3
   Residential construction              19,527      6.5      20,796        7.4
   Multi-family                           3,659      1.2       5,270        1.9
                                    --------------------------------------------
                                        187,794     62.4     196,488       69.6

Agricultural loans                       18,302      6.1           -        0.0
Land and commercial real estate          37,903     12.6      36,682       13.0
Commercial business                      15,228      5.1       8,114        2.9
                                    --------------------------------------------
                                        259,227     86.2     241,284       85.4
Consumer:
   Home equity and second mortgages      22,629      7.5      20,812        7.4
   Automobile loans                      10,538      3.5      11,596        4.1
   Other                                  8,390      2.8       8,821        2.5
                                    --------------------------------------------
          Total loans                   300,784    100.0     282,513      100.0
                                                   =====                  =====
Less:
   Loans in process                     (16,941)             (20,364)
   Deferred fees                           (541)                (703)
   Allowance for loan losses             (1,048)                (852)
                                    ------------         ------------
          Total loans, net            $ 282,254           $  260,594
                                    ============         ============

------------------------------------
(1) Includes loans held for sale in the amount of $1,160,000 and $204,000 as of June 30, 1998 and September 30, 1997, respectively.

Deposits after interest credited increased from $208.2 million at September 30, 1997, to $221.1 million at June 30, 1998, an increase of $12.9 million or 6.2%. Overall cost of funds increased during the period as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowings increased $13.4 million from $133.8 million at September 30, 1997, to $147.2 million at June 30, 1998. The borrowings were utilized as an additional source of funding of the overall growth in total assets.

The Corporation completed the repurchase of 208,218 shares of common stock and when netted with the exercise of 131,461 of stock option shares and the 38,691 shares used to purchase Insurance Planners of Hutchinson, Inc., increased the number of treasury shares to 1,568,319 at June 30, 1998. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity decreased from $43.4 million at September 30, 1997, to $43.2 million at June 30, 1998. The $200,000 decrease in stockholders' equity was primarily a result of the purchase of treasury stock and the decrease in the market value of securities available for sale. Book value per share increased from $16.24 at September 30, 1997, to $16.37 at June 30, 1998.

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

During the nine months ended June 30, 1998, and 1997, approximately $17,000 and $3,000 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated, the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                                           June 30,    September 30,
                                                           -------------------------
                                                               1998        1997
                                                           -------------------------
                                                                 (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                               $--          393
  Permanent loans secured by one-to-four-family units           183          25
  Permanent loans secured by non-residential real estate         92         --
Non-mortgage loans:
  Commercial                                                    --          --
  Consumer                                                      119          82
                                                               ----        ----
Total non-accrual loans                                         394         500
Foreclosed real estate  and real estate held for
investment                                                      452          72
                                                               ----        ----
Total non-performing assets                                    $846        $572
                                                               ====        ====
Total non-performing loans to net loans                        0.14%       0.18%
                                                               ====        ====
Total non-performing loans to total assets                     0.10%       0.13%
                                                               ====        ====
Total non-performing assets to total assets                    0.20%       0.14%
                                                               ====        ====

 COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)


                                                                 Three Months Ended June 30,
                                                ------------------------------------------------------------------------------------
                                                              1998                                       1997
                                                ------------------------------------------------------------------------------------
                                                                             Interest                                  Interest
                                                   Average                   Yields and      Average                     Yields and
Assets:                                            Balance      Interest     Rates (1)       Balance       Interest       Rates (1)
                                                ------------------------------------------------------------------------------------
     Loans receivable (2)                        $ 280,375     $ 5,961         8.50 %       $241,107     $  5,108          8.47 %
     Mortgage-backed securities                     54,417         743         5.46           55,061          881          6.40
     Investment securities (3)                      66,270         850         5.13           65,795          944          5.74
                                                -----------------------                 --------------------------
          Total interest-earning assets            401,062       7,554         7.53          361,963        6,933          7.66
                                                           -------------------------                 ---------------------------
          Other assets                              11,214                                    10,810
                                                -----------                             -------------

Total assets                                     $ 412,276                                  $372,773
                                                ===========                             =============

Liabilities:
     Interest-bearing deposits                   $ 218,619     $ 2,532         4.63 %       $208,542     $  2,384          4.57 %
     Borrowings                                    147,200       2,125         5.77          118,667        1,720          5.80
                                                -----------------------                 --------------------------
          Total interest-bearing liabilities       365,819       4,657         5.09 %        327,209        4,104          5.02 %
                                                           -------------------------                 ---------------------------
     Other liabilities                               3,193                                     2,485
                                                -----------                             -------------
          Total liabilities                        369,012                                   329,694
Stockholders' equity                                43,264                                    43,079
                                                -----------                             -------------

Total liabilities and stockholders'
     equity                                      $ 412,276                                  $372,773
                                                ===========                             =============

Net interest income                                            $ 2,897                                   $  2,829
Net Spread (4)                                                                 2.44 %                                      2.64 %
Net Margin (5)                                                                 2.89 %                                      3.13 %
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

Net Income. The Corporation recorded net income of $767,000 for the three months ended June 30, 1998, as compared to net income of $823,000 for the three month period ended June 30, 1997, a decrease of $56,000 or 6.8%.

Total Interest Income. Total interest income increased by $700,000 or 10.1% to $7.6 million for the three months ended June 30, 1998, from $6.9 million for the three months ended June 30, 1997, due to increases in the average balance of interest earning assets. The average yield on loans increased to 8.50% for the quarter ended June 30, 1998, from 8.47% for the quarter ended June 30, 1997, due to an increased mix of higher yielding commercial business and agricultural loans. The average balance of mortgage-backed securities decreased by $700,000 from $55.1 million for the three months ended June 30, 1997, to $54.4 million for the three months ended June 30, 1998. During this same period, the average yield on mortgage-backed securities decreased from 6.40% to 5.46% or 94 basis points (100 basis points equals 1%). The average balance of investment securities increased to $66.3 million for the quarter ended June 30, 1998, from $65.8 million for the quarter ended June 30, 1997. The average yield decreased 61 basis points from 5.74% for the three months ended June 30, 1997, to 5.13% for the same period in 1998, as interest rates in general decreased between the periods.

Total Interest Expense. Total interest expense increased to $4.7 million for the three months ended June 30, 1998, from $4.1 million for the same period in 1997. The average balance of interest-bearing deposits increased from $208.5 million for the three months ended June 30, 1997, to $218.6 million for the three months ended June 30, 1998. This increase was comprised of interest credited and an increase in total deposit accounts. The average cost of deposits increased by 6 basis points from 4.57% for the three months ended June 30, 1997, to 4.63% for the same period in 1998. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates should increase. The average balance of borrowings increased $28.5 million to $147.2 million for the three months ended June 30, 1998, from $118.7 million for the three months ended June 30, 1997. The cost of borrowings decreased 3 basis points to 5.77% for the three months ended June 30, 1998, from 5.80% for the same period in 1997. Borrowings increased as the Bank utilized borrowings to supplement deposits and meet other liquidity needs.

Net Interest Income. Net interest income increased from $2.8 million for the three months ended June 30, 199, to $2.9 million for the same period ended June 30, 1998. Average interest-earning assets increased $39.1 million, from $362.0 million for the three months ended June 30, 1997, to $401.1 million for the three months ended June 30, 1998, while the average yield on interest-earning assets decreased 13 basis points from 7.66% for 1997 to 7.53% for 1998. Average interest bearing liabilities increased by $38.6 million to $365.8 million for the three months ended June 30, 1998, from $327.2 million for the three months ended June 30, 1997, and the cost of interest-bearing liabilities increased from 5.02% for 1997 to 5.09% in 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $107,000 for the three months ended June 30, 1998, compared to $30,000 for the same period in 1997. Land and commercial real estate loans decreased from 13.0% of total loans at September 30, 1997, to 12.6% at June 30, 1998, and commercial business loans increased from 2.9% to 5.1%, respectively. Agricultural loans, land and commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $1,048,000 and $833,000 at June 30, 1998, and June 30, 1997, respectively. At
June 30, 1998, the Bank's allowance for loan losses constituted 123.9% of non-performing assets as compared to 635.9% of non-performing assets at June 30, 1997. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts. See also "Comparison of the Nine Months Ended June 30, 1998 and 1997 -- Provision for Loan Losses."

Non-interest Income. Total non-interest income increased $209,000 during the three month period ended June 30, 1998, to $620,000 as compared to the same period in 1997. Fixed-rate loans with terms greater than 10 years were sold during the quarter ended June 30, 1998 for a gain of $130,000. Service charges on deposit accounts increased from $187,000 for the three months ended June 30, 1997, to $210,000 for the three months ended June 30, 1998, an increase of $37,000 or 12.3%. Commission income increased $81,000 or 128.6% to $144,000 for the quarter ended June 30, 1998, from $63,000 for the quarter ended June 30, 1997, due to increased sales and the purchase of Insurance Planners of Hutchinson, Inc.

Non-interest Expense. Total non-interest expense increased $302,000 or 16.5% over the periods compared. Compensation and benefits increased to $1,374,000 for 1998 from $1,152,000 for 1997, as a result of normal merit increases and additional staff as a result of expansion into agricultural and commercial lending. Occupancy expense remained level at $206,000. Data processing increased $25,000 to $125,000 for the period ended June 30, 1998, due to processing expense associated with increased delivery of electronic services to customers, and to a lesser extent, as a result of the costs associated with the Corporation's Year 2000 compliance program.

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

To prepare for this event and to minimize its potential adverse impact, management has identified areas that will be affected by this issue, assessed their potential impact on the operations of the Bank, monitors the progress of third party software vendors, service providers and customers in addressing this matter, is testing changes provided by these vendors, and continues to develop contingency plans for any critical systems which are not effectively reprogrammed.

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

Income Tax Expense. Income taxes decreased by $46,000 or 8.2%, to $513,000 for the three month period ended June 30, 1998, from $559,000 for the same period in 1997.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:


                      FSF FINANCIAL CORP. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                                  Nine Months Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                                 1998                                          1997
                                                 -----------------------------------------------------------------------------------
                                                                               Interest                                    Interest
                                                   Average                    Yields and        Average                   Yields and
Assets:                                            Balance      Interest      Rates (1)         Balance       Interest    Rates (1)
                                                 -----------------------------------------------------------------------------------
     Loans receivable (2)                        $ 274,679     $17,509             8.50 %      $231,696      $14,717          8.47 %
     Mortgage-backed securities                     54,926       2,291             5.56          55,019        2,562          6.21
     Investment securities (3)                      65,155       2,636             5.39          68,247        2,946          5.76
                                                 ----------------------                      ------------------------
          Total interest-earning assets            394,760      22,436             7.58         354,962       20,225          7.60
                                                           -----------------------------                ---------------------------
          Other assets                              10,882                                       10,677
                                                 ----------                                  -----------

Total assets                                     $ 405,642                                     $365,639
                                                 ==========                                  ===========

Liabilities:
     Interest-bearing deposits                   $ 213,617     $ 7,461             4.66 %      $201,757     $  6,924          4.58 %
     Borrowings                                    145,274       6,335             5.81         116,662        5,077          5.80
                                                 ----------------------                      ------------------------
          Total interest-bearing liabilities       358,891      13,796             5.13 %       318,419       12,001          5.03 %
                                                           -----------------------------                ---------------------------
     Other liabilities                               3,040                                        2,537
                                                 ----------                                  -----------
          Total liabilities                        361,931                                      320,956
Stockholders' equity                                43,711                                       44,683
                                                 ----------                                  -----------

Total liabilities and stockholders'
     equity                                      $ 405,642                                     $365,639
                                                 ==========                                  ===========

Net interest income                                            $ 8,640                                      $  8,224
Net Spread (4)                                                                     2.45 %                                     2.57 %
Net Margin (5)                                                                     2.92 %                                     3.09 %
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

Net Income. The Corporation's net income remained stable at $2.3 million for the nine months ended June 30, 1998 and 1997.

Total Interest Income. Total interest income increased by $2.2 million or 10.9% to $22.4 million for the nine months ended June 30, 1998, from $20.2 million for the nine months ended June 30, 1997. The yields on mortgage-backed and investment securities decreased 65 and 37 basis points, respectively, for the nine months ended June 30, 1998, compared to the same period ended June 30, 1997. The yield on loans receivable increased 3 basis points for the nine months ended June 30, 1998. Furthermore, the average balance of loans receivable increased $43.0 million during these periods as a result of an increase in all types of loans originated.

Total Interest Expense. Total interest expense increased $1.8 million. Average interest bearing liabilities increased from $318.4 million in 1997 to $358.9 million in 1998 and the cost of the liabilities increased from 5.03% for the nine months ended June 30, 1997, to 5.13% for the nine months ended June 30, 1998. Interest on deposits increased $537,000 and the average rate increased from 4.58% to 4.66% during the comparison period. Average borrowings increased from $116.7 million for the nine months ended June 30, 1997, to $145.3 million for the nine months ended June 30, 1998, and the cost of the borrowings increased from 5.80% to 5.81%. Management can make no assurances regarding the future movement of interest rates and their impact on earnings in future periods.

Net Interest Income. Net interest income increased from $8.2 million for the nine months ended June 30, 1997, to $8.6 million for the same period ended June 30, 1998, an increase of $400,000 or 4.9%. The increase is mostly a result of an increase in interest income.

Provision for Loan Losses. The Bank's provision for loan losses increased to $227,000 for the nine months ended June 30, 1998 and 1997. See also "Comparison of the Three Months Ended June 30, 1998 and 1997 -- Provision for Loan Losses."

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                At June 30,
                                                   --------------------------------------
                                                          1998               1997
                                                   --------------------------------------
                                                              (In Thousands)
Total loans outstanding (1)                             $     299,490      $     246,329
                                                   ======================================
Average loans outstanding                               $     274,679      $     231,696
                                                   ======================================
Allowance balance (beginning of period)                 $         852      $         776
                                                   --------------------------------------
Provision (credit):
  Residential (2)                                                   -                  -
  Land and commercial real estate                                   2                  -
  Commercial/Agricultural business                                218                 30
  Consumer                                                          7                 60
                                                   --------------------------------------
     Total provision                                              227                 90
Charge-off:
  Residential                                                       -                 14
  Land and commercial real estate                                   -                  -
  Consumer                                                         40                 22
                                                   --------------------------------------
     Total charge-offs                                             40                 36
Recoveries:
  Residential                                                       -                  1
  Land and commercial real estate                                   -                  -
  Consumer                                                          9                  2
                                                   --------------------------------------
     Total recoveries                                               9                  3
                                                   --------------------------------------
Net charge-offs                                                    31                 33
                                                   --------------------------------------
Allowance balance (end of period)                      $        1,048    $           833
                                                   ======================================
Allowance as percent of total loans                             0.35%              0.34%
Net loans charged off as a percent of average loans                -                  -

----------------------------------------------------
(1) Includes total loans (including loans held for sale), net of loans in process
(2) Includes one- to four-family and multi-family residential real estate loans.

Non-interest Income. Total non-interest income increased from $1.1 million for the nine months ended June 30, 1997, to $1.6 million for the nine months ended June 30, 1998. Loans were sold in the secondary market during the nine months ended June 30, 1998, with a resulting gain of $241,000 for the period compared with a gain of $33,000 for the same period in 1997. Other service charges and fees increased from $312,000 for the 1997 fiscal year to $352,000 for the 1998 fiscal year due to the increased level of originations and to origination of more loans with associated fees that could be recognized in current income. Service charges on deposit accounts increased from $509,000 for the nine months ended June 30, 1997, to $618,000 for the nine months ended June 30, 1998, or 21.4%, due to increases in fees charged and the number of accounts.

Non-interest Expense. Total non-interest expense increased by $665,000 or 12.2% over the periods compared. Compensation and benefits increased from $3.4 million to $3.9 million for the periods, impacted by merit increases that averaged 3.5% for all employees and the expansion into agricultural and commercial lending. Deposit insurance premiums decreased 26.9%, as a result of the reduction in SAIF premium. Professional fees increased from $170,000 for the first nine months of fiscal 1997 to $211,000 for the first nine months of fiscal 1998. See also "Comparison of the Three Months Ended June 30, 1998 and 1997 - Non-Interest Expense."

Income Tax Expense. Income tax expense remained level at $1.5 million for the nine months ended June 30, 1998.

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

On June 30, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                               For Capital                Prompt Corrective
                                                     Actual                 Adequacy Purposes              Action Provisions
                                               -------------------      -------------------------      -------------------------

GAAP Captial, June 30, 1998                    $  36,333
Add:  Unrealized losses on debt
        securities held for sale                     258
                                               ----------
Tangible capital and ratio to
        adjusted total assets                  $  36,591     9.0%            $     6,116    1.5%
                                               -------------------      -------------------------
Tier 1 (Core) capital and ratio to
        adjusted total assets                  $  36,591     9.0%              $  12,231    3.0%             $  26,385     5.0%
                                               -------------------      -------------------------      -------------------------
Tier 1 capital and ratio to
        risk-weighted assets                   $  36,591    15.6%            $     9,381    4.0%             $  14,071     6.0%
                                                         ---------      -------------------------      -------------------------
Tier 2 capital, allowance for loan losses          1,048
                                               ----------
Total risk-based capital and ratio to
        risk-weighted assets, June 30, 1998    $  37,639    16.1%              $  18,761    8.0%             $  23,452    10.0%
                                               ===================      =========================      =========================



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

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and principal payment of loans and mortgage-backed securities. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund the majority of its operations internally and uses borrowed funds from the Federal Home Loan Bank of Des Moines when deemed appropriate by management. As of June 30, 1998, such borrowed funds totaled $147.2 million. Loan payments, maturing investments and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. In December, 1997, the OTS reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short term borrowings. The Bank's regulatory liquidity was 5.6% and 5.4% at June 30, 1998, and 1997, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 1998, is approximately $77.1 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At June 30, 1998, the Bank had commitments to originate loans of $2.6 million and unused lines of credit on commercial agricultural and consumer loans of $26.0 million. The Bank also had a commitment to purchase a $2 million security to be classified as available for sale. Funds required to fill these commitments are derived primarily from current excess liquidity, advances, deposit inflows or loan and security repayments.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

          Neither the Corporation nor any of it's subsidiaries were engaged in any legal proceeding of a material nature at June 30, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

                      FSF FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FSF FINANCIAL CORP.




Date: July 30, 1998            By: /s/ Donald A. Glas
-------------------                ---------------------------------------------
                                   Donald A. Glas
                                   Chief Executive Officer



Date:  July 30, 1998           By:  /s/ Richard H. Burgart
--------------------                --------------------------------------------
                                    Richard H. Burgart
                                    Chief Financial Officer