Form 10-K405
period 1998-09-30
FSF FINANCIAL CORP
filed 1998-12-11
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
           For Annual and Transition Reports Pursuant to Sections 13
                 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended               September 30, 1998
                          --------------------------------------------

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

                     Common Stock, par value $0.10 per share
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on November 30, 1998 was $ 35,477,505(2,365,167 shares at $ 15.00 per share).

     As of November 30, 1998 there were issued and outstanding 2,972,513 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998. (Parts I, II and IV)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 1999. (Part III)

                                      INDEX

PART I                                                                      Page

Item 1.   Business.............................................................1

Item 2.   Properties..........................................................20

Item 3.   Legal Proceedings...................................................21

Item 4.   Submission of Matters to a Vote of Security Holders.................21


PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters................................................21

Item 6.   Selected Financial Data ............................................21

Item 7.   Management's Discussion of Financial Condition and
           Results of Operations..............................................21

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk ..........21

Item 8.   Financial Statements and Supplementary Data.........................21

Item 9.   Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................21


PART III

Item 10.  Directors and Executive Officers of the Registrant..................21

Item 11.  Executive Compensation..............................................21

Item 12.  Security Ownership of Certain Beneficial Owners and Management......22

Item 13.  Certain Relationships and Related Transactions......................22


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....22

                                     PART I

ITEM 1. BUSINESS

General

FSF Financial Corp. (the "Company"), a Minnesota Corporation, was organized in May, 1994, and as of October 6, 1994, became the holding company for First Federal fsb ("First Federal" or the "Bank"). First Federal is the resulting institution of the merger of First State Federal Savings and Loan Association, Hutchinson, MN ("Hutchinson"), and First Federal Savings and Loan Association of Hastings, Hastings, MN ("Hastings"). The merger of the two institutions was completed in September, 1994 ("Merger"). Hutchinson was organized as a state chartered mutual savings and loan association in 1933 and received a federal charter in 1934. Hastings was initially chartered in 1881 as the "Dakota County Building and Loan Association" and obtained a federal charter in 1968. The Company operates three wholly owned subsidiaries, Insurance Planners, Homeowners Mortgage Corporation ("Homeowners") and the Bank. Insurance Planners (the "Agency") is an independent property and casualty insurance agency located in Hutchinson, MN. Homeowners is a mortgage banking company located in Vadnais Heights, MN. The Agency was acquired by the Company on June 1, 1998. Homeowners is the result of an acquisition on November 17, 1998.

First Federal's business consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Minnesota. At September 30, 1998, First Federal operated 11 retail banking offices in Minnesota.

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

Market Area

The Bank is authorized to make loans throughout the United States. First Federal's primary market area consists of the ten Minnesota counties of Benton, Carver, Dakota, McLeod, Meeker, Sherburne, Sibley, Stearns, Washington, and Wright. The market area extends from the St. Cloud area northwest of the Minneapolis/St Paul metropolitan area to the Mississippi River southeast of the Minneapolis/St. Paul metropolitan area. The economic composition of the market area is extremely diverse and contains agriculture, commercial, and manufacturing enterprises. The market area is generally considered to be a "bedroom" community for the Minneapolis/St. Paul metropolitan area.

Lending Activities

General. The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated.

                                                                                At September 30,
                                      ----------------------------------------------------------------------------------------------
                                             1998              1997             1996              1995               1994
                                      ----------------------------------------------------------------------------------------------
                                        Amount       %       Amount     %       Amount     %     Amount      %      Amount     %
                                      ----------------------------------------------------------------------------------------------
Residential real estate:                                                          (Dollars in Thousands)
   One-to-four family  (1)            $ 157,340    52.2   $ 170,422   60.3   $ 150,102   64.7  $ 121,034   64.6   $ 89,100   72.8
   Residential construction              21,960     7.3      20,796    7.4      19,676    8.5     20,366   10.9      4,474    3.7
   Multi-family                           2,975     1.0       3,370    1.2       3,753    1.6      3,708    2.0      3,209    2.6
                                      ----------------------------------------------------------------------------------------------
                                        182,275    60.4     194,588   68.9     173,531   74.8    145,108   77.4     96,783   79.1

Agricultural loans                       22,959     7.6           -      -           -      -          -      -          -      -
Land and commercial real estate          34,399    11.4      38,582   13.7      18,637    8.0     16,951    9.0      7,024    5.7
Commercial business                      21,095     7.0       8,114    2.9       6,089    2.6      2,715    1.4        439    0.4
                                      ----------------------------------------------------------------------------------------------
                                        260,728    86.4     241,284   85.4     198,257   85.4    164,774   87.9    104,246   85.1
Consumer:
   Home equity and second mortgage       23,606     7.8      20,812    7.4      17,692    7.6     10,950    5.8      4,427    3.6
   Automobile loans                       9,670     3.2      11,596    4.1      10,080    4.3      8,399    4.5      6,950    5.7
   Other                                  7,605     2.5       8,821    3.1       6,075    2.6      3,326    1.8      6,742    5.6
                                      ----------------------------------------------------------------------------------------------
          Total loans                   301,609   100.0     282,513  100.0     232,104  100.0    187,449  100.0    122,365  100.0
                                                ========            =======            ========          =======           =======
Less:
   Loans in process                     (16,658)            (20,364)           (13,401)          (15,010)           (3,982)
   Deferred fees                           (641)               (703)              (757)             (613)             (315)
   Allowance for loan losses             (1,035)               (852)              (776)             (764)             (748)
                                      ----------          ----------          ----------        ----------        ----------
          Total loans, net            $ 283,275           $ 260,594           $ 217,170         $ 171,062          $117,320
                                      ==========          ==========          ==========        ==========        ==========

-------------------------------------
(1) Includes loans held for sale in the amount of $2.7 million, $204,000, $443,000, $230,000 and $729,000 as of September 30, 1998, 1997, 1996, 1995,
     and 1994, respectively.

The following table sets forth the Bank's loan originations, loan purchases, loan sales, and principal payments for the periods indicated:

                                                                      Years Ended September 30,
                                                  -----------------------------------------------------------------
                                                     1998         1997        1996         1995             1994
                                                  -----------------------------------------------------------------
                                                                           (In Thousands)
Total gross loans receivable at
   end of period                                  $ 301,609    $ 282,513    $ 232,104    $ 187,449       $ 122,365
Loans  originated:
 Residential  real  estate:
  One-to-four family                                 56,768       55,144       53,801       45,988          42,462
  Residential  construction                          23,007       12,968       12,975       21,996           5,064
  Multi-family                                          240          190           --          437              --
                                                  ------------------------------------------------------------------
         Total  residential  real estate             80,015       68,302       66,776       68,421          47,526
 Land and commercial real estate                      4,960       20,077        3,241        8,588           1,665
 Commercial business                                  9,801        2,402          274          250             123
 Agricultural                                        27,049           --           --           --              --
 Consumer                                            25,740       28,465       27,270       17,465          13,438
                                                  ------------------------------------------------------------------
         Total loans  orginated                     147,565      119,246       97,561       94,724          62,752
Purchase of loans                                    10,832        8,528       17,447       20,993              --
Sale of loans                                       (24,953)      (6,661)      (3,509)        (810)        (19,141)
Principal repayments                               (112,284)     (72,035)     (63,813)     (49,651)        (49,698)
Other (net)                                          (2,064)       1,331       (3,031)        (172)          2,530
                                                  ------------------------------------------------------------------
Net loan activity                                 $  19,096    $  50,409    $  44,655    $  65,084       $  (3,557)
                                                  ==================================================================

Maturity of Loans. The following table sets forth the maturity of the Bank's loans at September 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $112.0 million, $72.0 million, $63.8 million, $49.7 million, and $49.7 million for the years ended September 30, 1998, 1997, 1996, 1995 and 1994, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                 Family             Multi-Family                             Business,
                               Real Estate          and Commercial                       Agriculture and
                                Mortgages             Real Estate         Construction      Consumer              Total
                             --------------------------------------------------------------------------------------------
Amounts Due:                                                            (In Thousands)

Within 3 months                 $  9,296           $     2,878            $   4,476        $  39,089           $  55,739
3 months to 1 year                16,749                 6,443               17,484            8,714              49,390
                             --------------------------------------------------------------------------------------------
Total due before one year         26,045                 9,321               21,960           47,803             105,129
                             --------------------------------------------------------------------------------------------

After 1 year:
   1 to 3 years                   10,742                13,985                                12,784              37,511
                                                                                  -
   3 to 5 years                   26,708                 9,187                                18,276              54,171
                                                                                  -
   5 to 10 years                  38,753                 3,242                                 5,071              47,066
                                                                                  -
   10 to 20 years                 41,327                 1,639                                 1,001              43,967
                                                                                  -
   Over 20 years                  13,765                                                                          13,765
                                                             -                    -                -
                             --------------------------------------------------------------------------------------------
Total due after one year         131,295                28,053                    -           37,132             196,480
                                                                                  -
                             --------------------------------------------------------------------------------------------
Total amount due               $ 157,340           $    37,374            $  21,960        $  84,935           $ 301,609
                             ============================================================================================

The following table sets forth the dollar amount of all loans due after September 30, 1999, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                           Fixed-           Balloon           Adjustable
                                                           rates             Rates              Rates             Total
                                                     ---------------     --------------     --------------    -------------
                                                                               (In Thousands)
One-to four-family real estate and construction          $  76,315          $  9,354          $  45,626         $131,295
Land, multi-family and commercial real estate               11,601             5,144             11,308           28,053
Commercial business, agricultural and consumer              30,848                                6,284           37,132
                                                                                   -
                                                     ---------------     --------------     -------------     -------------
     Total                                               $ 118,764          $ 14,498          $  63,218         $196,480
                                                     ===============     ==============     =============     =============


One- to Four-Family Mortgage Loans. The largest portion of the Bank's loans are made for the purpose of enabling borrowers to purchase one- to four-family residences secured by first liens on the properties. The Bank originates balloon mortgage loans, ARM loans and fixed-rate mortgage loans secured by one- to four-family residences with loan terms up to 30 years. The Bank also offers FHA and VA loans that are originated and then sold, servicing released, in the secondary market. Borrower demand for balloon and ARM loans versus fixed-rate mortgage loans depends on various factors, including, but not limited to, interest rates offered, the expectations of changes in the short- and long-term levels of interest rates and loan fees charged. The relative amount of fixed-rate mortgage loans, balloon loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The Bank sells substantially all of its fixed-rate loans to the secondary market and retains servicing on loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC").

The Bank originates three-, five- and seven-year balloon mortgage loans, the majority of which are three-year balloon mortgages. These mortgages contain no contractual assurances that the loan will be renewed. At maturity the loan is generally rewritten and re-recorded; however, if the borrower's loan payment history is satisfactory, a new appraisal is not required. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental effect that rising rates could have on net interest income because the balloon loans do not contain interest rate adjustment caps. At September 30, 1998, balloon mortgages were $35.2 million, or 11.4% of the Bank's loan portfolio.

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

Multi-family residential real estate loans are permanent loans secured by apartment buildings. Of primary concern in multi-family residential real estate lending is the borrower's creditworthiness, feasibility and cash flow potential of the project. Loans secured by income properties generally are larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At September 30, 1998, the five largest land acquisition and development, commercial real estate and multi-family loans ranged from $2.5 million to $5.1 million with an average committed outstanding balance of $3.8 million. All such loans were current and have performed in accordance with their terms.

Commercial Business Lending. The Bank's commercial business loans are for a variety of purposes including working capital, accounts receivable, inventory, equipment and acquisitions. The Bank has no energy or foreign loans.

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

The Bank generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 1998, the five largest commercial business loans ranged from $1.4 million to $5.5 million, with an average committed balance outstanding of $3.3 million. All such loans are current and have performed in accordance with their terms.

Agricultural Lending. The Bank originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms on one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity in the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to five years.

Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years, adjusting annually thereafter. In addition, such loans generally provide for a ten year term based on a 20 year amortization schedule. Adjustable-rate agricultural real estate loans are generally limited to 80% of the value of the property securing the loan.

Agricultural lending affords the Bank the opportunity to earn yields higher than those obtainable on one- to four-family residential lending. Nevertheless, agricultural lending involves a greater degree of risk than one- to four-family residential mortgage loans because of the typically larger loan amount. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loans or for which an operating loan is utilized. The success of the loan may also be affected by many factors outside the control of the farm borrower.

Weather presents one of the greatest risks as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with multi-peril crop insurance which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally does not require its borrowers to procure multi-peril crop or hail insurance. However, recent changes in government support programs generally require that farmers procure multi-peril crop insurance to be eligible to participate in such programs.

Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to provide a "floor" below which prices will not fall. The Bank does not monitor or require the use by borrowers of future contracts or options.

Another risk is the uncertainty of government programs and other regulations. Some farmers rely on the income from government programs to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.

Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm. At September 30, 1998, the five largest agricultural loans ranged from $660,000 to $4.6 million, with an average committed outstanding balance of $1.6 million. All such loans are in the Bank's market area, are current and have performed in accordance with their terms.

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

In connection with consumer loan applications, the Bank verifies the borrower's income and reviews credit bureau reports. In addition, the relationship of the loan to the value of the collateral is considered. Consumer loans entail greater risks than one-to- four family residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At September 30, 1998, consumer loans 90 days or more delinquent totaled $69,000 or 0.18% of such loans. Management believes that the Bank's level of consumer loan delinquencies is relatively low in comparison to other financial institutions. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future.

Loan Approval Authority and Underwriting. First Federal's primary source of mortgage loan applications is referrals from existing or past customers. The Bank also solicits applications from real estate brokers, contractors, and call-ins and walk-ins to its offices. First Federal advertises in local newspapers for first mortgage and home equity loans.

Upon receipt of any loan application from a prospective borrower, a credit report is ordered and verifications of specific information relating to the loan applicant's employment, income and credit standing are requested. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. First

Federal utilizes the services of Board approved appraisers and two authorized appraisers on staff at the Bank. In connection with the loan approval process, First Federal's loan officers analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are underwritten and processed at First Federal's main office by First Federal's loan servicing department, subject to the loan underwriting policies as approved by the Board of Directors. The Chief Executive Officer, President, and the Directors of Lending are authorized to approve all one-to-four family applications. In general, loans in excess of $1.0 million must be approved by the Board of Directors.

Loan applicants are promptly notified of the decision of the Bank by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to First Federal, and the notice of requirement of insurance coverage to be maintained to protect the Bank's interest. First Federal requires title insurance or a title opinion on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. The Bank also requires flood insurance, if appropriate, in order to protect First Federal's interest in the property.

Loans-to-One Borrower. Under federal law, federally-chartered savings banks have, subject to certain exemptions, aggregate lending limits to one borrower equal to 15% of the institution's unimpaired capital and surplus. As of September 30, 1998, First Federal's five largest lending relationships included $5.1 million in land development loans to a local developer, a $5.0 million line of credit to an unaffiliated mortgage-banking company, a $5.5 million commercial line of credit participation loan, a $4.7 million commercial real estate loan, and a $4.6 million agricultural line of credit participation loan, which is approximately 15% of the total loan. At September 30, 1998, all of these loans were within the loans to one borrower limitations, performing in accordance with their terms, and at market rates of interest.

Loan Servicing. The Bank services substantially all of the loans which it retains in its portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank. At September 30, 1998, the Bank had $274,000 deposited in escrow accounts for its loans serviced for others.

The following table presents information regarding the loans serviced by the Bank for others at the dates indicated.

                                                      September 30,
                                        ----------------------------------------
Mortgage loan portfolios serviced for:     1998           1997           1996
                                        ----------------------------------------
                                                      (In Thousands)
          FHLMC                         $ 42,038       $ 38,137        $ 40,561
          Other Investors                  4,418          4,597             572
                                        ----------------------------------------
                                        $ 46,456       $ 42,734        $ 41,133
                                        ========================================

The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing functions. Other sources of loan servicing revenues include late charges. For the years ended September 30, 1998, 1997 and 1996, the Bank earned gross fees of $234,000, $204,000 and $194,000, respectively from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

Non-Performing and Problem Assets

Loan Collections and Delinquent Loans. The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Once a loan delinquency exceeds 60 days it is classified as special mention and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency. If the borrower is unable to cure the delinquency, the Bank will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may be the buyer if there are no offers to satisfy the debt. Any property acquired as the result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. At September 30, 1998, the Bank had $502,000 of foreclosed real estate, consisting of two one-to-four family residential loans and a commercial real estate loan. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less related disposition costs. Any writedown of the property is charged to the allowance for losses.

Non-performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer loans are generally charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are generally placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1998, the Bank had approximately $1.3 million of loans that were more than 60 days delinquent.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15.


                                                                              At September 30,
                                               ------------------------------------------------------------------------------------
                                                     1998              1997              1996              1995             1994
                                               ------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Residential construction loans                   $     -           $   393           $     -          $   209           $     -
   Permanent loans secured by one-to
      four-family units                                 240                25               129              138                26
   Permanent loans secured by non-
      residential real estate                             -                 -                 -                -                 -
   Other                                                  -                 -                 -                -               293
Non-mortgage loans:
   Commercial and agricultural                            -                 -                 -                -                 -
   Consumer                                              69                82                90               33                21
                                               ------------------------------------------------------------------------------------
Total non-accrual loans                                 309               500               219              380               340
Foreclosed real estate and real estate
   held for investment                                  502                72                 -                -               247
                                               ------------------------------------------------------------------------------------
Total non-performing assets                         $   811           $   572           $   219          $   380           $   587
                                               ====================================================================================
Total non-performing loans to net loans               0.11%             0.19%             0.10%            0.22%             0.27%
                                               ====================================================================================
Total non-performing loans to total assets            0.07%             0.13%             0.06%            0.12%             0.11%
                                               ====================================================================================
Total non-performing assets to total assets           0.19%             0.15%             0.06%            0.12%             0.20%
                                               ====================================================================================

During the years ended September 30, 1998, 1997, 1996, 1995 and 1994, approximately $35,317, $22,833, $11,812, $11,593, and $6,109, respectively would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods.

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

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At September 30, 1998, First Federal had total classified assets of $1.7 million of which $789,000 were considered substandard, and no assets were classified as doubtful or loss. Special mention assets totaled $925,000 at September 30, 1998.

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

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                                               At September 30,
                                              -----------------------------------------------------------------------------------
                                                   1998             1997              1996              1995             1994
                                              -----------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Total loans outstanding                         $ 301,609          $282,513         $ 232,104        $ 187,449         $ 122,365
                                              ===================================================================================
Average loans outstanding                       $ 276,730          $237,475         $ 193,202        $ 142,711         $ 119,133
                                              ===================================================================================
Allowance balance (beginning of period)         $     852          $    776         $     764        $     748         $     721
                                              -----------------------------------------------------------------------------------
Provision (credit):
   Residential                                          -                 -                 -                -                27
   Commercial real estate                               2                40                 -                -                 -
   Land and commercial/agricultural business          293                 -                 -                -                 -
   Consumer                                             7                80                42               24                 6
                                              -----------------------------------------------------------------------------------
       Total provision                                302               120                42               24                33
Charge-off:
   Residential                                         45                13                 -                -                 -
   Commercial real estate                               -                 -                 -                -                 -
   Consumer                                            87                37                34               20                 6
                                              -----------------------------------------------------------------------------------
       Total charge-offs                              132
                                                                         50                34               20                 6
Recoveries:
   Residential                                          -                 -                 -                -                 -
   Commercial real estate                               -                 -                 -                -                 -
   Consumer                                            13                 6                 4               12                 -
                                              -----------------------------------------------------------------------------------
       Total recoveries                                13                 6                 4               12                 -
                                              -----------------------------------------------------------------------------------
Net charge-offs                                       119                44                30                8                 6
                                              -----------------------------------------------------------------------------------
Allowance balance (at end of period)             $  1,035          $    852         $     776        $     764         $     748
                                              ===================================================================================
Allowance as percent of total loans                 0.34%             0.30%             0.33%            0.41%             0.61%
Net loans charged off as a percent of
   average loans                                    0.04%             0.02%             0.02%            0.01%             0.01%


To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, First Federal's experience regarding charge-offs and recoveries and the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 1998, is adequate. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the breakdown by loan category of the allowance for loan losses.


                                                                              September 30,
                                        --------------------------------------------------------------------------------------------
                                               1998              1997             1996              1995             1994
                                        --------------------------------------------------------------------------------------------
                                                   Percent          Percent           Percent          Percent           Percent
                                                  of Total         of Total          of Total         of Total          of Total
                                         Amount    Loans   Amount   Loans    Amount   Loans    Amount  Loans    Amount   Loans
                                        --------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Real estate loans                       $  368      60.4%  $ 413    68.9%    $ 426     74.8%   $ 675    77.5%   $ 675     79.1%
Consumer and commercial business, land,
commercial real estate and agricultural    667      39.6%    439    31.1%      350     25.2%      89    22.5%      73     20.9%
                                        --------------------------------------------------------------------------------------------
                                        $1,035     100.0%  $ 852   100.0%    $ 776    100.0%   $ 764   100.0%   $ 748    100.0%
                                        ============================================================================================

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

Mortgage-backed and Related Securities. First Federal invests in residential mortgage-backed securities guaranteed by participation certificates issues by FHLMC and Government National Mortgage Association ("GNMA"). The mortgage-backed securities portfolio as of September 30, 1998, consisted primarily of Real Estate Mortgage Investment Conduits ("REMICs") ($53.3 million).

At September 30, 1998, the carrying value of mortgage-backed and related securities held to maturity totaled $36.4 million, or 8.7% of total assets. The market value of such securities totaled approximately $35.4 million at September 30, 1998. First Federal also held $16.6 million of mortgage-backed and related securities that were classified available for sale.

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

The REMICs held by First Federal at September 30, 1998, consisted of floating-rate tranches. The interest rate of all of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. None of the securities are deemed to be "High Risk" according to OTS guidelines. The securities are primarily companion tranches to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs are allocated to the companion tranches. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranches. Although the timing of principal payments may be impacted by the amount of prepayments (the higher the level of prepayments, the sooner the principal will be received), all of the principal and interest payments are guaranteed.

Investment Securities. First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectations of future yield levels, as well as management's projections as to the short-term demand for funds to be used in First Federal's loan origination and other activities. At September 30, 1998, the carrying value of debt securities held to maturity totaled $24.4 million, or 5.9% of total assets. The market value of such securities totaled $24.0 million at September 30, 1998. These securities consisted mainly of U.S. Government Securities and U.S. government agency obligations. The Bank also held available for sale debt and equity securities with a market value of $3.0 million and $19.5 million respectively, at September 30, 1998.

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

Investment and Mortgage-backed Securities Portfolio. The following table sets forth the carrying value of First Federal's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dates indicated. At September 30, 1998, the market value of the debt and equity securities portfolio (including securities available for sale) and mortgage-backed and related securities portfolio (including mortgage-backed securities available for sale) was $46.4 and $51.9 million, respectively.

                                                                         September 30,
                                                      ---------------------------------------------------
                                                           1998               1997              1996
                                                      ------------       -------------       ------------
                                                                         (In Thousands)
Investment securities:
   Debt securities                                     $  24,412         $   37,876           $  44,349
   Debt securities available for sale                      3,010              1,000                   -
   FHLB Stock                                              7,363              6,692               5,736
   Equity securities available for sale                   12,096             12,619              12,495
                                                      -----------        -----------         -----------
Total investment securities                               46,881             58,187              62,580
Interest-bearing deposits                                 17,370              3,645               9,392
Federal funds sold
                                                               -                  -                   -
Mortgage-backed and related securities:
   Mortgage-backed and related securities                 36,418             38,539              38,557
   Mortgage-backed and related securities
       available for sale                                 16,574             16,699              16,336
                                                      -----------        -----------         -----------
Total mortgage-backed and related securities              52,992             55,238              54,893
                                                      -----------        -----------         -----------
Total investments                                      $ 117,243         $  117,070           $ 126,865
                                                      ===========        ===========        ============

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at September 30, 1998.

                                                                    September 30, 1998
                        ------------------------------------------------------------------------------------------------------------
                                            One Year        One to         Five to        More than
                          Adjustable        or Less       Five Years      Ten Years       Ten Years      Total Investment Securities
                        --------------  --------------- -------------   --------------  --------------   ---------------------------
                        Carry-           Carry-          Carry-          Carry-          Carry-            Carry-
                          ing   Average   ing   Average   ing   Average   ing   Average   ing   Average     ing     Average   Market
                         Value   Yield   Value   Yield   Value   Yield   Value   Yield   Value   Yield     Value     Yield     Value
                         -----   -----   -----   -----   -----   -----   -----   -----   -----   -----     -----     -----     -----
                                                                  (Dollars in Thousands)
U.S. Government
 and Federal
 Agency Obligations
 held to maturity       $   --     -- %  $3,502  2.89%  $ 7,628  5.26% $7,065   3.69%   $6,217   7.48%   $ 24,412   4.97%   $ 23,953
Federal Agency
 Obligations
 available for sale         --     --        --    --     3,010  6.30      --     --        --      --      3,010   6.30       3,010
Equity Securities
 available for sale      12,096   5.52       --    --        --    --      --     --        --      --     12,096   5.52      12,096
FHLB Stock                 N/A     N/A      N/A   N/A       N/A   N/A     N/A    N/A       N/A     N/A      7,363   7.00       7,363
Mortgage-backed
 and related securities
 held to maturity        36,369   5.33       --    --         3  6.50      23   7.60        23   17.00     36,418   5.33      35,369
Mortgage-backed and
 related securities
 available for sale      16,574   5.15       --    --        --    --      --     --        --      --     16,574   5.15      16,574
Interest-bearing
 deposits                17,370   5.08       --    --        --    --      --     --        --      --     17,370   5.80      17,370
                        -------          ------         -------         ------          ------   -----   --------           --------
       Total            $82,409   5.26%  $3,502  2.89%  $10,641  5.55%  $7,088  3.70%   $6,240   7.49%   $117,243   5.40%   $115,735
                        =======          ======         =======         ======          ======           ========           ========

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

The following table shows the amounts of First Federal's deposits by type of account at the dates indicated.


                                            September 30,
                               -----------------------------------------------
                                    1998              1997             1996
                               -----------------------------------------------
                                            (In Thousands)
NOW Accounts                      $ 22,136        $  24,740          $ 22,416
Commercial Demand                    8,163            3,319             5,185
Savings Accounts                    53,984           47,847            48,334
                               -----------------------------------------------
                                    84,283           75,906            75,935
                               -----------------------------------------------
Certificates of Deposit:
   3.00 to 4.00%                     3,744            4,204               422
   4.01 to 5.00%                    17,925           14,796            28,155
   5.01 to 6.00%                    52,303           50,460            64,367
   6.01 to 7.00%                    62,462           56,604            13,693
   7.01 to 8.00%                     3,143                -             6,502
   8.01% and over                    2,682            6,276                 -
                               -----------------------------------------------
                                   142,259          132,340           113,139
                               -----------------------------------------------
         Total deposits          $ 226,542        $ 208,246         $ 189,074
                               ===============================================

The following table sets forth the amount and maturities of time deposits at September 30, 1998.


                                                         Amount Due
                  --------------------------------------------------------------------------------
                   Less than           1 - 2             2 - 3        Greater than
                    One Year           Years             Years           3 years            Total
                  --------------------------------------------------------------------------------
Interest Rate                                         (In Thousands)
2.01 - 4.00%       $  3,681           $    38          $     25          $     -         $   3,744
4.01 - 6.00%         52,035            13,350             2,299            2,544            70,228
6.01 - 8.00%         23,886            29,699             9,880            2,140            65,605
Over 8.00%            2,143               539                 -                -             2,682
               -----------------------------------------------------------------------------------
                   $ 81,745           $43,626          $ 12,204          $ 4,684         $ 142,259
                  ================================================================================

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998.

                                                  Certificates
                                                        of
Maturity Period                                      Deposits
---------------------                           ------------------
                                                   (In Thousands)
Within three months                                  $  2,850
Three through six months                                4,410
Six through twelve months                              11,179
Over twelve months                                      5,872
                                                 ------------------
                                                     $ 24,311
                                                 ==================

Borrowings. Savings deposits are the primary source of funds for First Federal's lending and investment activities and for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Des Moines are typically secured by First Federal's stock in the FHLB and a portion of First Federal's residential mortgage loans and other assets (principally securities which are obligations of or guaranteed by the U.S. Government). First Federal has an Open Line of Credit ("LOC") in the amount of $12.5 million with the FHLB, which had an outstanding balance of $12.5 million. The LOC requires an annual review and a commitment fee of 0.05%. The LOC is reviewed for renewal annually. The LOC is maintained in order to help meet on-going liquidity and cash flow needs of First Federal.

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

                                 As of and for the Years Ended
                                          September 30,
                           -------------------------------------------------
                                 1998             1997              1996
                           -------------------------------------------------
                                      (Dollars in Thousands)
Maximum balance               $ 147,234          $113,839         $ 114,693
Average balance                 145,459           120,093            90,408
Balance at end of period        144,177           133,817           114,693
Weighted average rate:
  at end of period                 5.42%             5.83%             5.88%
  during the period                5.79%             5.83%             5.91%

It is First Federal's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has, in recent periods, increased its utilization of FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

Subsidiary Activity

As of September 30, 1998, the Company had two directly owned subsidiaries: the Bank and the Agency.

First Federal is permitted to invest up to 2% of its assets in the capital stock of, in secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1998, First Federal was authorized to invest up to approximately $8.3 million in the stock of service corporations (based upon the 2% limitation). First Federal has one wholly-owned subsidiary, Firstate Services, Inc. ("FSI"). FSI was incorporated in the State of Minnesota in August, 1983, and is engaged in the sale, on an agency basis, of mutual funds, annuities and life, credit life and disability insurance products. As of September 30, 1998, the net book value of First Federal's investment in stock, unsecured loans, and conforming loans in its subsidiary was $196,587. For the fiscal year ended September 30, 1998, FSI had net income of $44,610.

Insurance Planners ("the Agency") was incorporated in the state of Minnesota in August, 1983, and is engaged in the sale, on an agency basis, of property and casualty insurance products. As of September 30, 1998, the net book value of First Federal's investment in stock , unsecured loans, and conforming loans in its subsidiary was $660,703. For the four month period ended September 30, 1998, the Agency had net income of $19,234.

On November 17, 1998, the Company acquired, in a transaction that was a combination of stock and cash, all of the outstanding shares of Homeowners Mortgage Corporation ("Homeowners"). Homeowners was organized in 1988, and originates residential mortgage loans from three locations in Minnesota.

Personnel

As of September 30,1998, First Federal had 85 full-time employees and 44 part-time employees, representing a total of 102.0 full-time equivalents. The employees are not represented by a collective bargaining agreement. First Federal believes its relationship with its employees is satisfactory.

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

Federal Home Loan Bank System
As a member of the FHLB System, First Federal is required to own capital stock in its regional FHLB, the FHLB of Des Moines, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of Des Moines. First Federal was in compliance with this requirement, with an investment of $7.4 million in FHLB of Des Moines stock at September 30, 1998. The FHLB of Des Moines serves as a reserve or central bank for the member institutions within its assigned region, the Eighth FHLB District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Des Moines.

Current law requires each FHLB to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the entity established to raise funds to resolve troubled thrift cases, to fund the principal and a portion of the interest on bonds issued by the REFCORP and certain other obligations. In addition, each FHLB is required to transfer 5% of its annual net earnings to fund certain affordable housing programs. That amount is scheduled to increase to at least 10% of its annual net income in 1997 and subsequent years. As a result of these requirements and other factors, the FHLB of Des Moines has experienced reduced earnings since these provisions became effective in 1989. It is anticipated that this may continue and that First Federal will continue to receive a reduced level of dividends on its FHLB of Des Moines stock in future periods. During 1998, 1997, and 1996, First Federal recorded dividend income of $491,888, $417,929, and $328,853, respectively, on its FHLB of Des Moines stock.

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

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and assess the credit needs of those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding, satisfactory, need to improve, or substantial noncompliance". First Federal was rated "satisfactory" in its last CRA examination in May, 1998.

Regulatory Capital Requirement. The following table reflects, in both dollars and ratios, First Federal's regulatory capital position as of September 30, 1998, as well as the requirements at that date.

                                                                                Required
                                          First Federal fsb                     minimum              Excess
                                          regulatory capital                   regulatory          regulatory
                             ---------------------------------------------
                                   Amount              Percent (1)              capital              capital
                             --------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Tangible equity                $  37,456                      9.1%            $   6,168           $  31,288
Tier 1 (Core) capital             37,456                      9.1%               16,457           $  20,999
Tier 1 risk-based capital         37,456                     15.5%                9,645           $  27,811
Total risk-based capital          38,491                     16.0%               19,290           $  19,201

-----------------------------
(1)Based upon a percentage of adjusted total assets for tangible and core capital and a percentage of risk-adjusted assets for risk-based capital.

OTS regulated institutions are required to maintain additional risk-based capital equal to one-half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. The one exception to this general rule is that if the three month Treasury bond equivalent yield falls below 4%, an institution would measure the hypothetical downward change at one-half of that Treasury yield. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected cash outflows on its liabilities, plus the net expected cash flows from existing off-balance sheet contract, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Both the "net portfolio value" and the "economic value" include, as specified in the regulation, the book value of assets and liabilities that are not interest rate sensitive. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. Based on the assets and liabilities comprising First Federal's statement of financial condition as of September 30, 1998, there was no additional increase required in First Federal's minimum capital requirement.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1989 ("FDICIA"), among other things, established a system of prompt corrective action to resolve problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total (risk-based) capital of 10.0% or more, has a Tier I (risk-based) capital ratio of 6.0% or more, has Tier 1 (core) capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total (risk-based) capital ratio of 8.0% or more, Tier I (risk-based) ratio of 4.0% or more and a Tier 1
(core) capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) "undercapitalized" if it has a total (risk-based) capital ratio that is less than 6.0%, a Tier I (risk-based) capital ratio that is less than 4.0% or a Tier 1 (core) capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total (risk-based) capital ratio that is less than 6.0%, a Tier I (risk-based) capital ratio that is less than 3.0% or a Tier 1
(core) capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1998 First Federal was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

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

OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without approval of the OTS, make capital distributions during a calendar year equal to the greater of
(i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. An institution is further limited in its ability to pay dividends as its capital levels decrease below its regulatory requirement. As of September 30, 1998, First Federal was a Tier 1 institution.

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

Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If an institution maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including mortgage-backed securities) ("QTIs") on a monthly basis in nine out of every 12 months and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1998, First Federal was in compliance with its QTL requirement with 81.0% of assets invested in QTIs.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1998, the Bank was in compliance with all applicable requirements.

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

ITEM 2.  PROPERTIES

The Bank operates from its main office located at 201 Main Street South, Hutchinson, Minnesota. The Bank owns this 20,000 square feet office facility which it built in 1985/86. The total investment in property and equipment at 201 Main Street South had a net book value of $1.4 million at September 30, 1998.

Additional offices, either owned or leased by the Bank, are set forth below with information regarding net book value of the premises and equipment at such facilities at September 30, 1998.

                                        Year
                                     Acquired or      Net Book
                                     Date Lease       Value at           Square
Location                               Expires    September 30, 1998    Footage
-------------------------------     --------------------------------------------
                                                (Dollars in thousands)
14994 Glazier Avenue
Apple Valley, MN  55124                 1989           $294               3,000

19 Central Avenue
Buffalo, MN  55313                      1973             95               1,800

1002 Greeley Avenue
Glencoe, MN  55336                      1999 (1)         36               1,100

1320 South Frontage Road
Hastings, MN  55033                     1984            826              15,000

905 Highway 15 South,
Frontage Road
Hutchinson, MN  55350                   1980            204               1,400

6505 Cahill Avenue
Inver Grove Heights, MN  55075          1979            310               3,000

501 North Sibley Avenue
Litchfield, MN  55355                   1978            180               2,400

200 East Frontage Road,
Highway 5
Waconia, MN  55387                      1985            257               2,400

122 East Second Street
Winthrop, MN  55396                     1999 (2)         10                 950

113 Waite Avenue South
Waite Park, MN  56387                   2003 (3)         37                 550

(1) One year lease expires in April, 1999 with option to renew for one year terms thereafter. The Bank expects to renew the lease.

(2) Lease expires in July, 1999 with option to renew for one year terms. The Bank expects to renew the lease.


(3) Lease expires in September, 2003 with options to renew for two additional five year terms

The Bank leases approximately 5,713 square feet of the property in Hastings, Minnesota to various tenants under three year operating leases. These leases expire April 14, 2000 and April 30, 1999. The annual rents total $25,345 in addition to each tenant's proportionate share of the operating expenses.

The Agency operates from its main office located at 135 3rd Avenue Southeast, Hutchinson, Minnesota. The Agency leases this 1,200 square feet office facility. The lease expires in September, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

In connection with the acquisitions of the Agency and HMC, the Company issued an additional 116,800 shares of common stock. These shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to section 3
(a) (11) of the Securities Act (intra-state offerings). Such shares bear restrictive legends as to transfer.

For additional information relating to the market for Registrant's common equity and related stockholder matters, see "Corporate Profile and Stock Market Information" in the Registrant's 1998 Annual Report to Stockholders on page 1, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Financial Data" in the Registrant's 1998 Annual Report to Stockholders on page 2 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1998 Annual Report to Stockholders on Pages 4 through 15 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The above information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1998 Annual Report to Stockholders on pages 4 through 7 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiary, together with the report thereon by Bertram Cooper & Co., LLP appears in the Bank's 1998 Annual Report to Stockholders on pages 16 through 40 and are incorporated herein by reference.

Quarterly Results of Operations on page 41 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" at pages 3 to 8 the Registrant's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on January 20, 1999 (the "Proxy Statement"), which was filed with the Commission on December 8, 1998, and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 8 through 14.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 2 through 5.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)         The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Bank are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                            PAGE

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .    16
Consolidated Statements of Financial Condition as of
     September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .    17
Consolidated Statements of Income for the Years
     Ended September 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . .    18
Consolidated Statements of Changes in Stockholders' Equity for the
     Years Ended September 30, 1998, 1997 and 1996 . . . . . . . . . . . .    19
Consolidated Statements of Cash Flows for the Years Ended
     September 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . .    20
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .    22

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

     2.1  Plan of Conversion Merger of Hutchinson and Hastings *
     2.2  Agreement of Merger *
     3.1  Articles of Incorporation of FSF Financial Corp. *
     3.2  Bylaws of FSF Financial Corp. *
     4.0  Stock Certificate of FSF Financial Corp. *
    10.1 Form of Employment Agreement with Donald A. Glas, George B. Loban and Richard H. Burgart *
    10.2  First Federal fsb Management Stock Plan**
    10.3  FSF Financial Corp. 1996 Stock Option Plan**
    10.4  FSF Financial Corp. 1998 Stock Compensation Plan***
    11.0  Statement regarding computation of earnings per share
    13.0  1998 Annual Report to Stockholders
    21.0  Subsidiary Information
    23.0  Consent of Accountant
    27.0  Financial Data Schedule ****

---------------------


* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission, on June 1, 1994, Registration No. 33-79570.
** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 17, 1996, and filed with the Commission on December 13, 1994.
*** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 20, 1998, and filed with the Commission on December 10, 1997.
**** Included with electronic filing only.

SIGNATURES

     Pursuant to the requirements of Section 13 o4 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FSF Financial Corp.

Dated:  December 11, 1998             By:      /s/ Donald A. Glas
                                               ------------------
                                                Donald A. Glas
                                                Co-Chair of the Board and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated,



By:    /s/ Donald A. Glas                    By:    /s/ Richard H. Burgart
       ------------------                           ----------------------
        Donald A. Glas                              Richard H. Burgart
        Co-Chair of the Board and                   Chief Financial Officer
        Chief Executive Officer                     and Treasurer
        (Principal Executive Officer)               Principal Financial and
                                                    Accounting Officer)
                                                    Director

Date:   December 11, 1998                    Date:  December 11, 1998



By:    /s/ George B. Loban
       -------------------
        George B. Loban
        Co-Chair of the Board and
        President

Date:   December 11, 1998



By:    /s/ Sever B. Knutson                  By:    /s/ Roger R. Stearns
       --------------------                         --------------------
        Sever B. Knutson                            Roger R. Stearns
        Director                                    Director

Date:   December 11, 1998                    Date:  December 11, 1998



By:    /s/ James J. Caturia                  By:    /s/ Jerome R. Dempsey
       --------------------                         ---------------------
        James J. Caturia                            Jerome R. Dempsey
        Director                                    Director

Date:   December 11, 1998                    Date:
 December 11, 1998