Form 10-Q
period 1998-12-31
FSF FINANCIAL CORP
filed 1999-02-04
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 3, 1998. .


         Class                                             Outstanding
$.10 par value common stock                             2,973,282 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

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

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                December 31,  September 30,
                                                                                   1998           1998*
                                                                                ---------------------------
                                                                                     (In thousands)
                                         ASSETS
                                         ------
Cash and cash equivalents                                                       $  42,706    $  22,597
Securities available for sale, at fair value:
   Equity securities                                                               19,371       19,459
   Mortgage-backed and related securities                                          15,710       16,574
   Debt securities                                                                  8,000        3,010
Securities held to maturity, at amortized cost:
   Debt securities (Fair value of $21,208 and $23,953)                             21,418       24,412
   Mortgage-backed and related securities (Fair value of $30,414 and $35,369)      31,716       36,418
 Loans held for sale                                                               16,060        2,672
Loan receivable, net                                                              266,753      280,603
Foreclosed real estate                                                                125          502
Accrued interest receivable                                                         2,868        3,089
Premises and equipment                                                              4,214        4,111
Other assets                                                                        4,626        2,785
                                                                                ----------------------
          Total Assets                                                          $ 433,567    $ 416,232
                                                                                ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Liabilities:
     Demand deposits                                                            $  32,861    $  30,299
     Savings accounts                                                              56,825       53,984
     Certificates of deposit                                                      145,175      142,259
                                                                                ----------------------
          Total deposits                                                          234,861      226,542
     Federal Home Loan Bank borrowings                                            144,121      144,177
     Advances from borrowers for taxes and insurance                                  417          819
     Notes payable                                                                  6,000         --
     Other liabilities                                                              4,614        2,176
                                                                                ----------------------
           Total liabilities                                                      390,013      373,714
                                                                                ----------------------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                               --           --
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                                       450          450
     Additional paid in capital                                                    43,288       43,382
     Retained earnings, substantially restricted                                   25,960       25,451
     Treasury stock at cost (1,528,494 and 1,603,663 shares)                      (22,216)     (23,298)
     Unearned ESOP shares at cost (191,371 and 198,773 shares)                     (1,914)      (1,988)
     Unearned MSP stock grants at cost (70,367 and 77,214 shares)                    (745)        (818)
     Accumulated comprehensive income (loss)                                       (1,269)        (661)
                                                                                ----------------------
           Total stockholders' equity                                              43,554       42,518
                                                                                ----------------------
          Total Liabilities and Stockholders' Equity                            $ 433,567    $ 416,232
                                                                                ======================

-------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1998, has been taken from the audited financial statements of financial condition of and for that date.

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                               For the Three Months Ended
                                                                                                      December 31,
                                                                                         -------------------------------------
                                                                                                1998               1997
                                                                                         -------------------------------------
                                                                                                    (In thousands)
Interest income:
     Loans receivable                                                                              $   5,960         $  5,689
     Mortgage-backed and related securities                                                              579              797
     Investment securities                                                                               964              878
                                                                                         -------------------------------------
          Total interest income                                                                        7,503            7,364
                                                                                         -------------------------------------
Interest expense:
     Deposits                                                                                          2,670            2,453
     Borrowed funds                                                                                    2,034            2,095
                                                                                         -------------------------------------
          Total interest expense                                                                       4,704            4,548
                                                                                         -------------------------------------
          Net interest income                                                                          2,799            2,816
     Provision for loan losses                                                                           114
                                                                                                                           45
                                                                                         -------------------------------------
          Net interest income after provision for loan losses                                          2,685            2,771
                                                                                         -------------------------------------
Non-interest income:
     Gain (loss) on sale of loans - net                                                                  700
                                                                                                                           15
     Other service charges and fees                                                                      133              107
     Service charges on deposit accounts                                                                 210              213
     Commission income                                                                                   231
                                                                                                                           53
     Other                                                                                                10
                                                                                                                           20
                                                                                         -------------------------------------
          Total non-interest income                                                                    1,284              408
                                                                                         -------------------------------------
Non-interest expense:
     Compensation and benefits                                                                         1,631            1,236
     Occupancy and equipment                                                                             247              205
     Deposit insurance premiums                                                                           32
                                                                                                                           33
     Data processing                                                                                     145              118
     Professional fees                                                                                    75
                                                                                                                           69
     Other                                                                                               419              277
                                                                                         -------------------------------------
          Total non-interest expense                                                                   2,549            1,938
                                                                                         -------------------------------------
          Income before provision for income taxes                                                     1,420            1,241
Income tax expense                                                                                       578              495
                                                                                         -------------------------------------

Net income                                                                                          $    842          $   746
                                                                                         =====================================


Basic earnings per share                                                                            $   0.32          $  0.28
Diluted earnings per share                                                                          $   0.30          $  0.26
Cash dividend declared per common share                                                             $  0.125          $ 0.125

Comprehensive income                                                                                $    234          $   722
                                                                                         =====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Three Months Ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                      1998        1997
                                                                                  --------------------------
                                                                                      (In thousands)
Cash flows from operating activities:
     Net income                                                                    $    842    $    746
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
     Depreciation                                                                        99          81
     Net amortization of discounts and premiums on
        securities held to maturity                                                     (11)         (7)
     Provision for loan losses                                                          114          45
     Net market value adjustment on ESOP shares                                          35          50
     Amortization of ESOP and MRP stock compensation                                    155         152
     Amortization of intangibles                                                         16        --
     Net gain on sale of assets                                                         (11)         (2)
     Net loan fees deferred and amortized                                                (7)          6
     (Increase) decrease in:
        Loans held for sale                                                          (7,774)       (535)
        Accrued interest receivable                                                     226        (246)
        Other assets                                                                    283         (16)
     Increase (decrease) in:
        Net deferred taxes                                                              718         100
        Accrued interest payable                                                        105        --
        Accrued income tax                                                             (492)        118
        Accrued liabilities                                                             (36)         62
        Deferred compensation payable                                                   126         109
                                                                                   --------------------
Net cash provided by (used in) operating activities                                  (5,612)        663

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                          18,355     (13,417)
     Purchase of loans                                                               (4,250)        (72)
     Principal payments on mortgage-related securities held to maturity               4,707          30
     Purchase of securities available for sale                                       (8,000)     (1,647)
     Proceeds from maturities of securities available for sale                        3,000        --
     Proceeds from maturities of securities held to maturity                          3,000         500
     Investment in foreclosed real estate                                               (39)         (2)
     Proceeds from sale of REO                                                          500          24
     Purchase of equipment and property improvements                                   (184)       (115)
     Acquisition of Homeowners Mortgage Corporation, net of cash acquired            (1,245)       --
                                                                                   --------------------
Net cash provided by (used in) investing activities                                $ 15,844    $(14,699)


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                    For the Three Months Ended
                                                                            December 31,
                                                                        --------------------
                                                                           1998       1997
                                                                        --------------------
                                                                            (In thousands)
Cash flows from financing activities:
     Net increase in deposits,                                          $  8,318    $  4,439
     Proceeds from FHLB advances                                            --        42,000
     Payments on FHLB advances                                               (56)    (33,563)
     Net increase in short-term borrowings                                  --         1,500
     Net decrease in mortgage escrow funds                                  (402)       (530)
     Net increase in short-term notes payable                              2,425        --
     Treasury stock purchased                                               (139)        (99)
     Dividends on common stock                                              (332)       (342)
     Proceeds from exercise of stock options                                  63          97
                                                                        --------------------
Net cash provided by financing activities                                  9,877      13,502
                                                                        --------------------

Net decrease in cash and cash equivalents                                 20,109        (534)

Cash and cash equivalents:
     Beginning of year                                                    22,597       6,135
                                                                        --------------------

     End of year                                                        $ 42,706    $  5,601
                                                                        ====================

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                   $  2,003    $  2,099
        Interest on deposits                                               2,603       2,448
        Income taxes                                                         329         301
        Loans originated for sale                                         45,518       1,287

     Cash received:
        Loans sold                                                        39,102         752

Supplemental schedule of noncash investing and financing activities:
     Reinvested amounts of capital gains and dividends
          from mutual fund investments                                  $     22    $     17
     Acquisition of Homeowners Mortgage Corporation non-cash
          assets, net of assumed liabilities                               1,037        --


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three month period ended December 31, 1998, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Homeowners Mortgage Corp. ("Homeowners"), Insurance Planners of Hutchinson, Inc. ("Insurance Planners"), First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

NOTE 3 - BUSINESS COMBINATION

         On November 17, 1998, the Corporation acquired 100% of the outstanding common stock of Homeowners Mortgage Corporation ("Homeowners"), an originator of residential mortgage loans. The business combination was accounted for by the purchase method and the financial statements reflect the operating results of Homeowners for the one and a half months ended December 31, 1998. The Corporation issued 77,839 shares of common stock held as treasury shares and $1.25 million in cash to complete the transaction. In addition, options for 50,000 common stock shares, at an exercise price of $15.00, were also issued. The acquisition price of $2.5 million resulted in goodwill of approximately $2.3 million, which will be amortized using the straight line method over twenty-five years.

         The following unaudited pro forma supplemental supplemental information is presented based on historical financial statements of the Corporation and Homeowners. The unaudited pro forma supplemental information for the three months ended December 31, 1998 and 1997, was prepared as if the acquisition had occurred as of the beginning of the respective periods.

                                                                                              For the Three Months Ended
                                                                                                     December 31,
                                                                                         -------------------------------------
                                                                                                1998               1997
                                                                                         -------------------------------------
                                                                                                    (In thousands)
Interest income                                                                                    $   7,516         $  7,437
Interest expense                                                                                       4,735            4,572
                                                                                         -------------------------------------
          Net interest income                                                                          2,781            2,865
     Provision for loan losses                                                                           114               45
                                                                                         -------------------------------------
          Net interest income after provision for loan losses                                          2,667            2,820
                                                                                         -------------------------------------
Non-interest income                                                                                    2,197            1,300
Non-interest expense                                                                                   3,192            2,791
                                                                                         -------------------------------------
          Income before provision for income taxes                                                     1,672            1,329
Income tax expense                                                                                       680              527
                                                                                         -------------------------------------
Net income                                                                                          $    992          $   802
                                                                                         =====================================

Basic earnings per share                                                                            $   0.37          $  0.29
Diluted earnings per share                                                                          $   0.35          $  0.27

Weighted average shares outstanding
     Basic                                                                                         2,706,761        2,758,990
     Diluted                                                                                       2,838,141        2,978,808

         The pro forma supplemental information is not necessarily indicative of the results of operations that might have occurred had the acquisition taken place at the beginning of the period, or to project the Company's results of operations at any future date or for any future period.

NOTE 4 - EARNINGS PER SHARE

         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with the Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Corporation's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended December 31, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,666,112 and 2,797,492, respectively. For the three month period ended December 31, 1997, the weighted average number of shares outstanding were 2,681,151 and 2,900,969, respectively.

NOTE 5 - COMPREHENSIVE INCOME

         Effective October 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income is the total of net income and other comprehensive income, which for the Corporation is comprised entirely of unrealized gains and losses on securities available for sale.

NOTE 6 - NEW ACCOUNTING STANDARDS

         SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" - issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the fiscal year beginning October 1, 1999. On the date of adoption, the Corporation may transfer any held to maturity security into the available for sale category and then be able to designate the transferred security as a hedge item. Any unrealized holding gain or loss on transferred securities will be reported in net income or accumulated other comprehensive income. Management has not determined its strategy for the adoption of Statement No. 133 or its effect on the financial statements. If the Corporation elects to apply hedge accounting, it is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging activities and the measurement approach for determining the ineffective aspect of the hedge.

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" - issued October 1998, revises the accounting and reporting standard for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. It requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. It also requires that after the securitization of mortgage loans held, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the fiscal quarter beginning January 1, 1999. Management believes adoption of this Statement will not have a material effect on financial positions and the results of operations.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

GENERAL

The Corporation's total assets at December 31, 1998, and September 30, 1998 totaled $433.6 million and $416.2 million, respectively. The increase of $17.4 million was primarily a result of an increase in interest bearing cash equivalents.

Cash and cash equivalents increased from $22.6 million at September 30, 1998, to $42.7 million at December 31, 1998, or an increase of $20.1 million. The Corporation utilized excess liquidity to fund the purchase of treasury shares and loan originations. The increase in liquidity was a result of prepayments on mortgages and the sale of mortgage loans.

Securities available for sale increased $4.0 million between September 30, 1998, and December 31, 1998, primarily as a result of purchase of such securities.

Securities held to maturity decreased from $60.8 million at September 30, 1998, to $53.1 million at December 31, 1998. The proceeds were used to help fund the purchase of treasury shares and pay dividends. This decrease was primarily due to $3.0 million of securities maturing during the quarter and $4.7 million in principal payments from mortgage-backed and related securities.

Loans held for sale increased $13.4 million, to $16.1 million at December 31, 1998, from $2.7 million at September 30, 1998. As of December 31, 1998, the Bank had a forward commitment to sell all of its loans held for sale in the secondary market. The increase is primarily due to Homeowners' pipeline of loans that are funded, but payments from the sales have not been received. Payments usually occur within fourteen days of funding.

Loans receivable decreased $13.9 million or 4.9% to $266.8 million at December 31, 1998, from $280.6 million at September 30, 1998. The decrease in loans receivable was comprised of an increase of $2.2 million in agricultural loans and a decrease of $4.6 million in commercial business loans. Even though residential mortgage originations increased by $33.4 million or 187.6%, the sale of residential mortgages and the prepayments of loans resulted in a decrease in one-to-four family residential mortgages. To supplement originations, the Bank purchased $849,000 of commercial business loans and $3.4 million of construction loans. The commercial loans purchased meet the risk profile established by the Bank, generally have interest rates that are based on the "Prime" rate as published by the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of its loan portfolio and shorten the length of maturity of the portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:


                                                Three Months Ended
                                                    December 31,
                                     -------------------------------------
                                             1998                  1997
                                     -------------------------------------
                                                  (In Thousands)
Residential mortgages originated      $      51,219           $     17,847
Land and commercial real estate               2,313                    662
Agricultural loans                            4,020                  1,320
Commercial Business                           1,431                    369
Consumer Loans                                6,667                  7,275
                                     -------------------------------------
    Total Loans Originated                   65,650                 27,473
                                     -------------------------------------
Residential mortgages purchased                   -                     72
Construction loans purchased                  3,400                      -
Commercial Business purchased                   849                  2,725
                                     -------------------------------------
     Total loans purchased                    4,249                  2,797
                                     -------------------------------------
      Total New Loans                  $     69,899           $     30,270
                                     =====================================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the date indicated:

                                                        December 31,                  September 30,
                                             ------------------------------------------------------------
                                                            1998                           1998
                                             ------------------------------------------------------------
                                                  Amount              %            Amount            %
                                             ------------------------------------------------------------
                                                                    (Dollars in Thousands)
Residential real estate:
   One-to-four family (1)                        $157,310           52.6         $  157,340         52.2
   Residential construction                        20,294            6.8             21,960          7.3
   Multi-family                                     3,953            1.3              2,975          1.0
                                             ------------------------------------------------------------
                                                  181,557           60.7            182,275         60.4

Agricultural loans                                 25,202            8.4             22,959          7.6
Land and commercial real estate                    35,690           11.9             34,339         11.4
Commercial business                                16,483            5.5             21,095          7.0
                                              ------------------------------------------------------------
                                                  258,932           86.6            260,728         86.4
Consumer:
   Home equity and second mortgages                23,190            7.8             23,606          7.8
   Automobile loans                                 8,893            3.0              9,670          3.2
   Other                                            8,013            2.7              7,605          2.5
                                              ------------------------------------------------------------
        Total loans                               299,028          100.0            301,609        100.0
                                                          ===============                   =============

Less:
   Loans in process                               (14,460)                          (16,658)
   Deferred fees                                     (627)                             (641)
   Allowance for loan losses                       (1,128)                           (1,035)
                                             -------------               -------------------
        Total loans, net                         $282,813                        $  283,275
                                             =============               ===================

---------------------------------------------
(1) Includes loans held for sale in the amount of $16.1 million and $2.7 million as of December 31, 1998 and September 30, 1998, respectively.


Real estate owned at December 31, 1998, totaled $125,000, which consisted of two single-family residential properties. No loss is expected in the disposition of the properties.

Deposits after interest credited increased from $226.5 million at September 30, 1998, to $234.9 million at December 31, 1998, an increase of $8.4 million or 3.7%. Overall cost of funds on deposits decreased 12 basis points during the period as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowings decreased $56,000 from $144.2 million at September 30, 1998, to $144.1 million at December 31, 1998. The borrowings were utilized as an additional source of funding of the overall growth in total assets.

The Corporation completed the repurchase of 9,214 shares of common stock and when netted with the exercise of 6,544 of stock option shares and the 77,839 shares used to purchase Homeowners, decreased the number of treasury shares to 1,528,494 at December 31, 1998. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options and stock acquisition. Total stockholders' equity increased from $42.5 million at September 30, 1998, to $43.6 million at December 31, 1998. The $1.1 million increase in stockholders' equity was primarily a result of the use of treasury shares in the purchase of Homeowners and the increase in net income. Book value per share decreased from $16.26 at September 30, 1998, to $16.07 at December 31, 1998.

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

During the three months ended December 31, 1998, and 1997, approximately $28,299 and $45,043 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:


                                                                    December 31,          September 30,
                                                               ----------------------------------------------
                                                                        1998                   1998
                                                               ----------------------------------------------
                                                                              (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                                         $          -           $          -
  Permanent loans secured by one-to-four-family units                             459                    240
   Permanent loans secured by non-residential real estate                           -                      -
  Other                                                                             -                      -
Non-mortgage loans:
  Commercial and agricultural                                                     316                      -
  Consumer                                                                         57                     69
                                                               ----------------------------------------------
Total non-accrual loans                                                           832                    309
Foreclosed real estate and real estate held for investment                        125                    502
                                                               ----------------------------------------------
Total non-performing assets                                             $         957          $         811
                                                               ==============================================
Total non-performing loans to net loans                                          0.29%                  0.11%
                                                               ==============================================
Total non-performing loans to total assets                                       0.19%                  0.07%
                                                               ==============================================
Total non-performing assets to total assets                                      0.22%                  0.19%
                                                               ==============================================


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates:

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND DIVIDENDS
              EARNED OR PAID, AND RELATED INTEREST YIELDS AND RATES
                             (DOLLARS IN THOUSANDS)

                                                                      Three Months Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                             1998                                         1997
                                            ---------------------------------------------------------------------------------------
                                                                        Interest                                     Interest
                                               Average                 Yields and           Average                 Yields and
Assets:                                        Balance     Interest    Rates (1)            Balance     Interest    Rates (1)
                                            ---------------------------------------------------------------------------------------
     Loans receivable (2)                       $ 279,399     $ 5,960         8.53 %         $ 267,453     $ 5,689         8.51 %
     Mortgage-backed securities                    51,423         579         4.50              55,225         797         5.77
     Investment securities (3)                     79,585         964         4.85              63,114         878         5.56
                                            --------------------------                   --------------------------
          Total interest-earning assets           410,407       7,503         7.31             385,792       7,364         7.64
                                                          -------------------------                    -------------------------
          Other assets                             13,437                                       10,115
                                            --------------                               --------------

Total assets                                    $ 423,844                                    $ 395,907
                                            ==============                               ==============

Liabilities:
     Interest-bearing deposits                  $ 232,229     $ 2,670         4.60 %         $ 208,015     $ 2,453         4.72 %
     Borrowings                                   144,157       2,034         5.64             141,567       2,095         5.92
                                            --------------------------                   --------------------------
          Total interest-bearing liabilities      376,386       4,704         5.00 %           349,582       4,548         5.20 %
                                                          -------------------------                    -------------------------
     Other liabilities                              3,638                                        2,663
                                            --------------                               --------------
          Total liabilities                       380,024                                      352,245
Stockholders' equity                               43,820                                       43,662
                                            --------------                               --------------

Total liabilities and stockholders'
     equity                                     $ 423,844                                    $ 395,907
                                            ==============                               ==============

Net interest income                                           $ 2,799                                      $ 2,816
Net Spread (4)                                                                2.31 %                                       2.44 %
Net Margin (5)                                                                2.73 %                                       2.92 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                        1.09X                                        1.10X

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


Net Income. The Corporation recorded net income of $842,000 for the three months ended December 31, 1998, as compared to net income of $746,000 for the three month period ended December 31, 1997. The increase in net income of $96,000 or 12.9% was primarily the result of an increase in non-interest income.

Total Interest Income. Total interest income increased by $139,000 or 1.9% to $7.5 million for the three months ended December 31, 1998, from $7.4 million for the three months ended December 31, 1997, primarily due to increases in the average balance of loans receivable. The average yield on loans increased to 8.53% for the quarter ended December 31, 1998, from 8.51% for the quarter ended December 31, 1997, due to an increased mix of higher yielding land and commercial business and agricultural loans. During this same period, the average yield on mortgage-backed securities decreased 127 basis points (100 basis points equals 1%), primarily impacted by the exercise of call options by the issuers. The average balance of investment securities increased to $79.6 million for the quarter ended December 31, 1998, from $63.1 million for the quarter ended December 31, 1997. The average yield decreased from 5.56% for the three months ended December 31, 1997, to 4.85% for the same period in 1998, as interest rates in general decreased between the periods.

Total Interest Expense. Total interest expense increased to $4.7 million for the three months ended December 31, 1998, from $4.5 million for the same period in 1997. The average balance of interest-bearing deposits increased from $208.0 million for the three months ended December 31, 1997, to $232.2 million for the three months ended December 31, 1998. This increase was comprised of interest credited and an increase in all categories of deposit accounts. The average cost of deposits decreased by 12 basis points from 4.72% for the three months ended December 31, 1997, to 4.60% for the same period in 1998, due to non-certificate account balances increasing more than certificate balances. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates should increase. The average balance of borrowings increased $2.6 million to $144.2 million for the three months ended December 31, 1998, from $141.6 million for the three months ended December 31, 1997. The cost of borrowings decreased 28 basis points to 5.64% for the three months ended December 31, 1998, from 5.92% for the same period in 1997. Borrowings increased as the Bank utilized borrowings to supplement deposits and meet other liquidity and lending needs.

Net Interest Income. Net interest income remained level at $2.8 million for the three months ended December 31, 1998 and December 31, 1997. Average interest-earning assets increased $24.6 million, from $385.8 million for the three months ended December 31, 1997, to $410.4 million for the three months ended December 31, 1998, while the average yield on interest-earning assets decreased from 7.64% for 1997 to 7.31% for 1998. Average interest bearing liabilities increased by $26.8 million to $376.4 million for the three months ended December 31, 1998, from $349.6 million for the three months ended December 31, 1997, and the cost of interest-bearing liabilities decreased from 5.20% for 1997 to 5.00% in 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $114,000 for the three months ended December 31, 1998, compared to $45,000 for the same period in 1997. Agricultural loans, land and commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $1,128,000 and $892,000 at December 31, 1998, and December 31, 1997, respectively. At December 31, 1998, the Bank's allowance for loan losses constituted 117.9% of non-performing assets as compared to 102.4% of non-performing assets at December 31, 1997. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                           For the Three Months
                                                                              At December 31,
                                                               ----------------------------------------------
                                                                        1998                   1997
                                                               ----------------------------------------------
                                                                              (In Thousands)
Total loans outstanding (1)                                           $       269,901        $       274,569
                                                               ==============================================
Average loans outstanding                                             $       279,399        $       267,582
                                                               ==============================================
Allowance balance (beginning of period)                               $         1,035        $           852
                                                               ----------------------------------------------
Provision (credit):
  Residential (2)                                                                   -                      -
  Land and commercial/agricultural business                                       114                     24
  Consumer                                                                          -                      6
                                                               ----------------------------------------------
     Total provision                                                              114                     30
Charge-off:
  Residential                                                                       -                      -
  Commercial real estate                                                            -                      -
  Consumer                                                                         26                      6
                                                               ----------------------------------------------
     Total charge-offs                                                             26                      6
Recoveries:
  Residential                                                                       -                      -
  Commercial real estate                                                            -                      -
  Consumer                                                                          5                      1
                                                               ----------------------------------------------
     Total recoveries                                                               5                      1
                                                               ----------------------------------------------
Net charge-offs                                                                    21                      5
                                                               ----------------------------------------------
Allowance balance (end of period)                                      $        1,128          $         892
                                                               ==============================================
Allowance as percent of total loans                                              0.42%                  0.32%
Net loans charge off as a percent of average loans                                  -                      -

----------------------------------------------------
(1) Includes total loans (including loans held for sale), net of loans in process
(2) Includes one- to four-family and multi-family residential real estate loans.

Non-interest Income. Total non-interest income increased $876,000 during the three month period ended December 31, 1998, to $1,284,000 as compared to the same period in 1997. Gains on loans sold increased from $15,000 at December 31, 1997 to $700,000 at December 31, 1998. $267,000 of the increase was a result of fixed rate mortgages that were sold in the secondary market by the Bank, because they did not fit the interest rate risk profile of the Bank, and $418,000 of the increase was due to the sale of loans made by Homeowners. Commission income increased from $53,000 for the quarter ended December 31, 1997, to $231,000 for the quarter ended December 31, 1998. $138,000 of the increase in commissions was a result of the insurance agency activities due to the acquisition of Insurance Planners and $25,000 was due to the sale of federal crop insurance (an ancillary activity of agricultural lending). Other service charges and fees increased from $107,000 for the three months ended December 31, 1997, to $133,000 for the three months ended December 31, 1998, an increase of $26,000 or 24.3%.

Non-interest expense. Total non-interest expense increased $611,000 or 31.5% over the periods compared. Compensation and benefits increased from $1.2 million to $1.6 million or 32.0%, due to commissions generated by personnel added in the acquisitions of Homeowners and Insurance Planners, the hiring of critical management and related support positions, including Marketing, Community Banking, internal audit and merit increases, which averaged 4.5%. Occupancy and equipment expense increased by $42,000. Data processing expense increased $27,000 to $145,000 for the period ended December 31, 1998, due to processing expenses associated with increased delivery of electronic services to customers, and to a lesser extent, as a result of the costs associated with the Corporation's Year 2000 compliance program. Professional fees increased from $69,000 for the first quarter of fiscal 1998 to $75,000 for the first quarter of fiscal 1999. Other expenses increased $142,000 from the quarter ended December 31, 1997 to $419,000 for the quarter ended December 31, 1998 and was comprised of increased expenses as a result of the acquisitions of Insurance Planners and Homeowners, not present in first quarter 1998, and an increase in marketing expenses. $16,000 of the increase was due to goodwill associated with the acquisitions of Insurance Planners and Homeowners.

Income Tax Expense. Income taxes increased by $83,000 or 16.8%, to $578,000 for the three month period ended December 31, 1998, from $495,000 for the same period in 1997, primarily due to the increase of $179,000 in income before tax.

Year 2000

The Year 2000 problem exists because many computer programs use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900, rather than 2000. An additional issue is that 1900 was not a leap year, whereas the year 2000 is. Therefore, some programs may not properly provide for February 29, 2000. This anomaly could result in miscalculations when processing critical date-sensitive information after December 31, 1999.

The following discussion of the implications of the Year 2000 problem for the Bank, contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Bank plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank.

The Bank places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Bank is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Bank.

During fiscal 1998, the Bank adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Bank for the new millennium. As recommended by the Office of Thrift Supervision, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Bank to identify risks, develop an action plan, perform adequate testing and complete affirmation that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Bank is currently in Phase 4, Validation, which involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. Concurrently, the Bank is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The material data processing functions for the Bank are performed and maintained by a third party vendor. The Bank has maintained ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority and is expected to be accomplished, though there is no assurance, by June 30, 1999. Testing of critical applications is approximately 90% complete. The Bank has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Bank has completed contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Validation phase is targeted for completion by June 30, 1999. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation phase is targeted for completion by September 30, 1999.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Bank. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $50,000. Actual costs will be charged to earnings over the next four quarters, as incurred.

The Bank is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a Year

2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

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

Liquidity and Capital Resources

The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayments of loans and mortgage-backed security principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank funds its operations internally and as needed with borrowed funds from the Federal Home Loan Bank of Des Moines. As of December 31, 1998, such borrowed funds totaled $144.1 million. While loan repayments and maturing investments and mortgage-backed securities are relatively predictable sources of funds, deposit flows and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. In December, 1997, the federal regulators reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short term borrowings. The Bank's regulatory liquidity was 11.7% and 5.4% at December 31, 1998, and 1997, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending December 31, 1999, is approximately $89.7 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At December 31, 1998, the Bank had loan commitments outstanding of $4.5 million. Funds required to fill these commitments are derived primarily from current excess liquidity, advances, deposit inflows or loan and security repayments.

The Bank's actual regulatory capital amounts and ratios, are also presented in the table below.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                 For Capital                Prompt Corrective
                                                      Actual                  Adequacy Purposes             Action Provisions
                                                 ----------------------   ---------------------------   ---------------------------
GAAP captial, December 31, 1998                   $34,483
Add:  Unrealized losses on debt
        securities held for sale                      756
                                                 ---------
Tangible equity capital and ratio to
        adjusted total assets                     $35,239         8.4%         $ 6,259          1.5%
                                                 ----------------------   ---------------------------
Tier 1 (Core) capital and ratio to
        adjusted total assets                     $35,239         8.4%         $12,518          3.0%         $20,863          5.0%
                                                 ----------------------   ---------------------------   ---------------------------
Total risk-based capital and ratio to
        risk-weighted assets                      $35,239        14.6%         $16,691          4.0%         $25,036          6.0%
                                                          -------------   ---------------------------   ---------------------------
Tier 2 risk-based capital,
        allowance for loan losses                   1,127
                                                 ---------
Total risk-based capital and ratio to
        risk-weighted assets, December 31, 1998   $36,366        15.0%         $19,352          8.0%         $24,191         10.0%
                                                 ======================   ===========================   ===========================

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

There were no significant changes for the three months ended December 31, 1998 from the information presented in the annual report on Form 10-K for the year ended September 30, 1998, concerning quantitative disclosures about market risk.

IMPACT OF INFLATION AND CHANGING PRICES

The unaudited consolidated financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with Generally Accepted Accounting Principles (GAAP)., which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                                     PART II
ITEM 1.            LEGAL PROCEEDINGS

                    Neither the Corporation nor any of its subsidiaries were engaged in any legal proceeding of a material nature at December 31, 1998. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                                            FSF FINANCIAL CORP.




Date:  February 3, 1998                     By: /s/ Donald A. Glas
-----------------------                         -----------------------
                                                  Donald A. Glas
                                                  Chief Executive Officer



Date: February 3, 1998                      By:  /s/ Richard H. Burgart
----------------------                           ----------------------
                                                  Richard H. Burgart
                                                  Chief Financial Officer