Form 10-Q
period 1999-03-31
FSF FINANCIAL CORP
filed 1999-05-05
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          Minnesota                                        41-1783064
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

201 Main Street South,  Hutchinson, Minnesota              55350-2573
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (320) 234-4500

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 5, 1999.


            Class                                               Outstanding
            -----                                               -----------
$.10 par value common stock                                  2,914,787 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.      Financial Statements                                            1
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                              17
Item 2.      Changes in Securities                                          18
Item 3.      Defaults upon Senior Securities                                18
Item 4.      Submission of Matters to a Vote of Security Holders            18
Item 5.      Other Materially Important Events                              18
Item 6.      Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                  19

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,             September 30,
                                                                                      1999                    1998*
                                                                                ---------------------------------------
                                                                                               (In thousands)
                                                        ASSETS
Cash and cash equivalents                                                          $   53,934               $   22,597
Securities available for sale, at fair value:
   Equity securities                                                                   19,409                   19,459
   Mortgage-backed and related securities                                              15,876                   16,574
   Debt securities                                                                      7,945                    3,010
Securities held to maturity, at amortized cost:
   Debt securities (Fair value of $20,924 and $23,953)                                 21,424                   24,412
   Mortgage-backed and related securities (Fair value of $28,344 and $35,369)          29,510                   36,418
Loans held for sale                                                                     7,785                    2,672
Loan receivable, net                                                                  261,940                  280,603
Foreclosed real estate                                                                    125                      502
Accrued interest receivable                                                             2,961                    3,089
Premises and equipment                                                                  4,615                    4,111
Other assets                                                                            4,801                    2,785
                                                                                   -----------------------------------
          Total Assets                                                             $  430,325               $  416,232
                                                                                   ===================================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Demand Deposits                                                               $   33,631               $   30,299
     Savings accounts                                                                  58,614                   53,984
     Certificates of deposit                                                          143,921                  142,259
                                                                                   -----------------------------------
          Total Deposits                                                              236,166                  226,542
     Federal Home Loan Bank borrowings                                                144,068                  144,177
     Advances from borrowers for taxes and insurance                                      746                      819
     Notes payable                                                                      3,100                        -
     Other liabilities                                                                  2,312                    2,176
                                                                                   -----------------------------------
          Total liabilities                                                           386,392                  373,714
                                                                                   -----------------------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                                      -                        -
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                                           450                      450
     Additional paid in capital                                                        43,189                   43,382
     Retained earnings, substantially restricted                                       26,312                   25,451
     Treasury stock at cost (1,536,495 and 1,603,663 shares)                          (22,349)                 (23,298)
     Unearned ESOP shares at cost (183,146 and 198,773 shares)                         (1,831)                  (1,988)
     Unearned MSP stock grants at cost (63,520 and 77,214 shares)                        (673)                    (818)
     Accumulated comprehensive income (loss)                                           (1,165)                    (661)
                                                                                   -----------------------------------
          Total Stockholders' equity                                                   43,933                   42,518
                                                                                   -----------------------------------
          Total Liabilities and Stockholders' Equity                               $  430,325               $  416,232
                                                                                   ===================================

--------------------------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1998, has been taken from the audited statements of financial condition of and for that date.

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                   For Three Months                  For Six Months
                                                                    Ended March 31,                  Ended March 31,
                                                             -----------------------------    ---------------------------
                                                               1999                1998          1999              1998
                                                             -----------------------------    ---------------------------
                                                                        (In thousands, except per share data)
Interest income:
  Loans receivable                                          $  5,533            $   5,859     $  11,493         $  11,548
  Mortgage-backed and related securities                         551                  751         1,130             1,548
  Investment securities                                        1,158                  908         2,122             1,786
                                                            -----------------------------     ---------------------------
    Total interest income                                      7,242                7,518        14,745            14,882
                                                            -----------------------------     ---------------------------
Interest expense:
  Deposits                                                     2,538                2,476         5,208             4,929
  Borrowed funds                                               1,984                2,115         4,018             4,210
                                                            -----------------------------     ---------------------------
    Total interest expense                                     4,522                4,591         9,226             9,139
                                                            -----------------------------     ---------------------------
    Net interest income                                        2,720                2,927         5,519             5,743
  Provision for loan losses                                      114                   75           228               120
                                                            -----------------------------     ---------------------------
    Net interest income after provision for loan losses        2,606                2,852         5,291             5,623
                                                            -----------------------------     ---------------------------
Non-interest income:
  Gain (loss) on sale of loans - net                             573                   96         1,273               111
  Other service charges and fees                                 250                  125           383               232
  Service charges on deposit accounts                            218                  195           428               408
  Commission income                                              215                   76           446               129
  Other                                                           17                   33            27                53
                                                            -----------------------------     ---------------------------
    Total non-interest income                                  1,273                  525         2,557               933
                                                            -----------------------------     ---------------------------
Non-interest expense:
  Compensation and benefits                                    1,622                1,279         3,253             2,515
  Occupancy and equipment                                        300                  213           547               418
  Deposit insurance premiums                                      34                   32            66                65
  Data processing                                                119                  121           264               239
  Professional fees                                               80                   70           155               139
  Other                                                          540                  311           959               588
                                                            -----------------------------     ---------------------------
    Total non-interest expense                                 2,695                2,026         5,244             3,964
                                                            -----------------------------     ---------------------------
    Income before provision for income taxes                   1,184                1,351         2,604             2,592
Income tax expense                                               491                  541         1,069             1,036
                                                            -----------------------------     ---------------------------

    Net income                                              $    693            $     810     $   1,535          $  1,556
                                                            =============================     ===========================

Basic earnings per share                                    $   0.26            $    0.30     $    0.57          $   0.58
Diluted earnings per share                                  $   0.25            $    0.28     $    0.55          $   0.53
Cash dividend declared per common share                     $  0.125            $   0.125     $    0.25          $   0.25

Comprehensive income                                        $    797            $     546     $   1,031          $  1,268
                                                            =============================     ===========================


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months            Six Months
                                                                                   Ended                   Ended
                                                                                  March 31,               March 31,
                                                                           --------------------------------------------
                                                                              1999        1998       1999        1998
                                                                           --------------------------------------------
Cash flows from operating activities:                                                     (In thousands)
     Net income                                                            $    693    $    810    $  1,535    $  1,556
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation                                                               106          87         205         168
     Net amortization of discounts and premiums on
        securities held to maturity                                              (8)         (8)        (19)        (15)
     Provision for loan losses                                                  114          75         228         120
     Net market value adjustment on ESOP shares                                  31          51          66         101
     Amortization of ESOP and MSP stock compensation                            157         182         312         334
     Amortization of intangibles                                                 30           -          46           -
     Net gain on sale of assets                                                   -         (16)        (11)        (18)
     Net loan fees deferred and amortized                                       (99)        (23)       (106)        (17)
     (Increase) decrease in:
        Loans held for sale                                                   8,274      (1,364)        500      (1,500)
        Accrued interest receivable                                             (93)         31         133        (215)
        Other assets                                                           (158)       (117)        125        (133)
     Increase (decrease) in:
        Net deferred taxes                                                      (91)        118         627         218
        Accrued interest payable                                                141          44         246          44
        Accrued income tax                                                      270        (275)       (222)       (157)
        Accrued liabilities                                                  (2,846)       (126)     (2,882)        (64)
        Deferred compensation payable                                           139         111         265         220
                                                                           --------------------------------------------
Net cash provided by (used in) operating activities                           6,660        (420)      1,048         642
                                                                           --------------------------------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                   9,798      (1,952)     28,153     (12,956)
     Purchase of loans                                                       (5,000)     (1,889)     (9,250)     (4,773)
     Principal payments on mortgage-related securities held to maturity       2,206         129       6,913         159
     Purchase of securities available for sale                                    -         (24)     (8,000)     (1,671)
     Proceeds from sale of securites available for sale                           -         411           -         411
     Proceeds from maturities of securites available for sale                     -           -       3,000           -
     Proceeds from maturites of  securites held to maturity                       -       3,000       3,000       3,500
     Investments in foreclosed real estate                                        -           -         (39)         (2)
     Proceeds from sale of REO                                                    -           -         500          24
     Proceeds from sale of fixed assets                                           -           5           -           5
     Purchases of equipment and property improvements                          (508)       (206)       (692)       (321)
     Acquistion of Homeowners Mortgage Corporation, net of cash acquired          -           -      (1,245)          -
                                                                           --------------------------------------------
Net cash provided by (used in) investing activities                        $  6,496    $   (526)   $ 22,340    $(15,624)
                                                                           --------------------------------------------


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                             Three Months             Six Months
                                                                                 Ended                   Ended
                                                                               March 31,               March 31,
                                                                        --------------------------------------------
                                                                           1999        1998         1999      1998
                                                                        --------------------------------------------
Cash flows from financing activities:                                                 (In thousands)
     Net increase (decrease) in deposits,                               $  1,305    $  5,756    $  9,623    $ 10,195
     Proceeds from FHLB advances                                               -       6,000           -      48,000
     Payments on FHLB advances                                               (53)     (4,062)       (109)    (37,625)

     Net increase in short-term borrowings                                     -       1,500           -       3,000
     Net increase (decrease) in mortgage escrow funds                        330         471         (72)        (59)
     Net decrease in short-term notes payable                             (2,900)          -        (475)          -
     Treasury stock purchased                                               (514)     (1,938)       (653)     (2,037)
     Proceeds from exercise of stock options                                 246         291         309         388
     Dividends on common stock                                              (342)       (343)       (674)       (685)
                                                                        --------------------------------------------
Net cash provided by financing activities                                 (1,928)      7,675       7,949      21,177
                                                                        --------------------------------------------

Net increase in cash and cash equivalents                                 11,228       6,729      31,337       6,195

Cash and cash equivalents:
     Beginning of period                                                  42,706       5,601      22,597       6,135
                                                                        --------------------------------------------

     End of period                                                      $ 53,934    $ 12,330    $ 53,934    $ 12,330
                                                                        ============================================

Supplemental disclosures of cash flow information:
     Cash payments for:
        Interest on advances and other borrowed money                   $  2,011    $  2,130    $  4,014    $  4,229
        Interest on deposits                                               2,361       2,418       4,964       4,866
        Income taxes                                                         324         700         653       1,001
        Loan originated for sale                                          40,028       3,162      85,546       9,805

     Cash received:
        Loans sold                                                        48,302       2,723      86,046       8,106

Supplemental schedule of noncash investing and financing activities:

     Reinvested amounts of capital gains and dividends
        from mutual fund investments                                          34          10          56          27
     Acquistion of Homeowners Mortgage Corporation non-cash
           asset, net of assumed liabilities                                   -           -       1,037           -



            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

     The unaudited consolidated financial statements as of and for the three and six month periods ended March 31, 1999, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Homeowners Mortgage Corporation ("Homeowners"), Insurance Planners of Hutchinson, Inc. ("Insurance Planners"), First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

NOTE 3 - EARNINGS PER SHARE

     The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with the Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Corporation's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended March 31, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,720,173 and 2,832,733, respectively. For the three month period ended March 31, 1998, the weighted average number of shares outstanding were 2,664,544 and 2,920,026, respectively. For the six month period ended March 31, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,660,112 and 2,797,492, respectively. For the six month period ended March 31, 1998, the weighted number of shares outstanding were 2,672,847 and 2,934,336, respectively.

NOTE 4 - COMPREHENSIVE INCOME

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

NOTE 5 - BUSINESS COMBINATION

     On November 17, 1998, the Corporation acquired 100% of the outstanding common stock of Homeowners, an originator and seller of residential mortgage loans. The business combination was accounted for by the purchase method and the financial statements reflect the operating results of Homeowners for the four and a half months ended March 31, 1999. The Corporation issued 77,839 shares of common stock held as treasury shares and $1.25 million in cash to complete the transaction. In addition, options for 50,000 common stock shares, at an exercise price of $15.00, were also issued. The acquisition price of $2.5 million resulted in goodwill of approximately $2.3 million, which will be amortized using the straight line method over twenty-five years.

     The following unaudited pro forma supplemental information is presented based on historical financial statements of the Corporation and Homeowners. The unaudited pro forma supplemental information for the three and six month periods ended March 31, 1999 and 1998, were prepared as if the acquisition had occurred as of the beginning of the respective periods.

                                                            For the Three Months Ended       For the Six Months Ended
                                                                     March 31,                       March 31,
                                                            --------------------------     ----------------------------
                                                                1999             1998         1999              1998
                                                            --------------------------     ----------------------------
                                                                  (In thousands)                  (In thousands)
Interest income                                             $     7,242   $     7,577      $    14,759    $    15,014
Interest expense                                                  4,522         4,642            9,258          9,214
                                                            -------------------------      --------------------------
     Net interest income                                          2,720         2,935            5,501          5,800
  Provision for loan losses                                         114            75              228            120
                                                            -------------------------      --------------------------
     Net interest income after provision for loan losses          2,606         2,860            5,273          5,680
                                                            -------------------------      --------------------------
Non-interest income                                               1,273         1,617            3,471          2,917
Non-interest expense                                              2,695         2,928            5,888          5,719
                                                            -------------------------      --------------------------
     Income before provision for income taxes                     1,184         1,549            2,856          2,878
Income tax expense                                                  491           625            1,171          1,152
                                                            -------------------------      --------------------------
Net income                                                  $       693    $      924      $     1,685    $     1,726
                                                            =========================      ==========================
Basic earnings per share                                    $      0.26    $     0.34      $      0.62    $      0.63
Diluted earnings per share                                  $      0.25    $     0.31      $      0.59    $      0.57

Weighted average shares outstanding
  Basic                                                       2,720,173     2,758,990        2,713,467      2,752,495
  Diluted                                                     2,832,733     2,978,808        2,835,399      3,025,900


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

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" - issued October 1998, revises the accounting and reporting standard for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. It requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. It also requires that after the securitization of mortgage loans held, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement was effective for the fiscal quarter beginning January 1, 1999 and its adoption did not have an effect on the Corporations financial positions or results of operations.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Corporation's total assets at March 31, 1999, and September 30, 1998 totaled $430.3 million and $416.2 million, respectively. The increase of $14.1 million was primarily a result of an increase in interest bearing cash equivalents and a decrease in loans receivable.

Cash and cash equivalents increased from $22.6 million at September 30, 1998, to $53.9 million at March 31, 1999, or an increase of $31.3 million. The Corporation utilizes excess liquidity to fund the purchase of treasury shares and loan origination's. The increase in liquidity was primarily a result of prepayments on mortgages and the sale of mortgage loans.

Securities available for sale increased $4.9 million between March 31, 1999, and September 30, 1998, as a result of purchases of such securities.

Securities held to maturity decreased from $60.8 million at September 30, 1998, to $50.9 million at March 31, 1999. The proceeds were used to help fund the purchase of treasury shares and pay dividends. This decrease was primarily due to $3.0 million of securities maturing during the period and $6.9 million in principal payments from mortgage-backed and related securities

Loans held for sale increased $5.1 million to $7.8 million at March 31, 1999 from $2.7 million at September 30, 1998. The increase is primarily due to Homeowners pipeline of loans that are funded, but payments from the sales have not been received. As of March 31, 1999, the Bank and Homeowners had forward commitments to sell all of their loans held for sale in the secondary market. Payments usually occur within fourteen days of funding.

Loans receivable decreased $18.7 million or 6.7% to $261.9 million at March 31, 1999, from $280.6 million at September 30, 1998. The decrease in loans receivable was primarily due to an increase of $5.3 million in agricultural loans and a decrease in commercial business loans and one-to-four family residential mortgages of $3.6 million and $18.9 million respectively. Even though residential mortgage origination's increased by $52.4 million or 138.9%, the sale of residential mortgages and the prepayments of loans resulted in a decrease in one-to-four family residential mortgages. To supplement origination's, the Bank purchased $5.9 million of commercial business loans and $3.4 million of construction loans. The commercial loans purchased meet the risk profile established by the Bank, generally have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of its loan portfolio and shorten the length of maturity of the portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:


                                                 Three Months                   Six Months
                                                    Ended                         Ended
                                                  March 31,                      March 31,
                                         -------------------------     ---------------------------
                                           1999              1998          1999             1998
                                         -------------------------     ---------------------------
Loans Originated:                                              (In Thousands)
  Residential mortgages                  $ 38,882         $ 19,854      $  90,101         $ 37,701
  Land and commercial real estate              62            1,953          2,375            2,615
  Agricultural loans                       11,489            9,115         15,509           10,435
  Commercial Business                       5,237            2,867          6,668            3,236
  Consumer Loans                            5,316            5,626         11,983           16,016
                                         -------------------------      --------------------------
      Total Loans Originated               60,986           39,415        126,636           70,003
                                         -------------------------      --------------------------
Residential mortgages purchased                 -               87              0              159
Construction loans purchased                    -                -          3,400                -
Commercial business purchased               5,000            1,889          5,850            4,614
                                         -------------------------      --------------------------
      Total loans purchased                 5,000            1,976          9,250            4,773
                                         -------------------------      --------------------------
      Total New Loans                    $ 65,986         $ 41,391      $ 135,886         $ 74,776
                                         =========================      ==========================

                                       7

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:


                                                         March 31,        September 30,
                                                           1999               1998
                                                  ---------------------------------------
                                                    Amount        %       Amount      %
                                                  ---------------------------------------
Residential real estate:                                     (Dollars in Thousands)
   One-to-four family  (1)                        $ 138,392     48.6    $157,340     52.2
   Residential construction                          22,613      7.9      21,960      7.3
   Multi-family                                       5,057      1.8       2,975      1.0
                                                  ---------------------------------------
                                                    166,062     58.3     182,275     60.4

Agricultural loans                                   28,301      9.9      22,959      7.6
Land and commercial real estate                      29,386     10.3      29,731      9.9
Commercial business                                  22,151      7.8      25,763      8.5
                                                  ---------------------------------------
                                                    245,900     86.3     260,728     86.4
Consumer:
   Home equity and second mortgages                  23,081      8.1      23,606      7.8
   Automobile loans                                   7,961      2.8       9,670      3.2
   Other                                              7,853      2.8       7,605      2.5
                                                  ---------------------------------------
          Total loans                               284,795    100.0     301,609    100.0
                                                               =====                =====
Less:
   Loans in process                                 (13,322)             (16,658)
   Deferred fees                                       (536)                (641)
   Allowance for loan losses                         (1,212)              (1,035)
                                                  ---------             --------
          Total loans, net                        $ 269,725             $283,275
                                                  =========             ========

----------------------------
(1) Includes loans held for sale in the amount of $7.8 million and $2.7 million as of March 31, 1999 and September 30, 1998, respectively.



Real estate owned at March 31, 1999, totaled $125,000, which consisted of two single family residential properties. No loss is expected in the disposition of these properties.

Deposits after interest credited increased from $226.5 million at September 30, 1998, to $236.1 million at March 31, 1999, an increase of $9.6 million or 4.2%. Overall cost of funds on deposits decreased during the period 19 basis points as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowing decreased $109,000 from $144.2 million at September 30, 1998, to $144.1 million at March 31, 1999.

The Corporation completed the repurchase of 43,254 shares of common stock and when netted with the exercise of 32,583 of stock option shares and the 77,839 shares used to purchase Homeowners, decreased the number of treasury shares to 1,536,495 at March 31, 1999. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity increased from $42.5 million at September 30, 1998, to $43.9 million at March 31, 1999. The $1.4 million increase in stockholders' equity was primarily a result of the use of treasury stock in the purchase of Homeowners and current period net income. Book value per share decreased from $16.22 at September 30, 1998, to $16.16 at March 31, 1999.

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

During the six months ended March 31, 1999, and 1998, approximately $24,000 and $50,000 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated, the Bank held no foreign loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing domestic loans for the periods indicated:

                                                                March 31,      September 30,
                                                              ------------------------------
                                                                  1999             1998
                                                              ------------------------------
                                                                       (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                                $      -          $     -
  Permanent loans secured by one-to-four-family units                293              240
  Permanent loans secured by non-residential real estate             198                -
  Other                                                                -                -
Non-mortgage loans:
  Commercial and agricultural                                        338                -
  Consumer                                                            51               69
                                                                -------------------------
Total non-accrual loans                                              880              309
Foreclosed real estate  and real estate held for investment          125              502
                                                                -------------------------
Total non-performing assets                                     $  1,005          $   811
                                                                =========================
Total non-performing loans to net loans                            0.33%            0.11%
                                                                =========================
Total non-performing loans to total assets                         0.20%            0.07%
                                                                =========================
Total non-performing assets to total assets                        0.23%            0.19%
                                                                =========================

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates (dollars in thousands):

                                                                 Three Months Ended March 31,
                                           ----------------------------------------------------------------------
                                                         1999                                  1998
                                           ----------------------------------------------------------------------
                                                                  Interest                              Interest
                                           Average                Yields and     Average               Yields and
Assets:                                    Balance     Interest    Rates (1)     Balance     Interest   Rates (1)
                                           ----------------------------------------------------------------------
   Loans receivable (2)                    $262,539    $  5,533      8.43%       $276,305   $  5,859      8.48%
   Mortgage-backed securities                46,486         551      4.74          55,133        751      5.45
   Investment securities (3)                 97,323       1,158      4.76          66,113        908      5.49
                                           --------------------                  -------------------
      Total interest-earning assets         406,348       7,242      7.12         397,551      7,518      7.56
                                                       ------------------                   ------------------
      Other assets                           18,352                                10,901
                                           --------                              --------
Total assets                               $424,700                              $408,452
                                           ========                              ========
Liabilities:
   Interest-bearing deposits               $232,571    $  2,538      4.37%       $214,287   $  2,476      4.62%
   Borrowings                               146,544       1,984      5.53         147,116      2,115      5.75
                                           --------------------                  -------------------
      Total interest-bearing liabilities    379,115       4,522      4.82%        361,403      4,591      5.08%
                                                       ------------------                   ------------------
   Other liabilities                          3,004                                 3,270
                                           --------                              --------
      Total liabilities                     382,119                               364,673
Stockholders' equity                         42,581                                43,779
                                           --------                              --------
Total liabilities and stockholders'
   equity                                  $424,700                              $408,452
                                           ========                              ========

Net interest income                                    $  2,720                             $  2,927
Net Spread (4)                                                       2.30%                                2.48 %
Net Margin (5)                                                       2.68%                                2.95 %
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                      1.07X                                 1.10X


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

Net Income. The Corporation recorded net income of $693,000 for the three months ended March 31, 1999, as compared to net income of $810,000 for the three month period ended March 31, 1998. The decrease in net income of $117,000 or 14.4%.

Total Interest Income. Total interest income decreased by $276,000 or 3.7% to $7.2 million for the three months ended March 31, 1999, from $7.5 million for the three months ended March 31, 1998, due to decreases in the average balances of loans receivable and mortgage-backed securities. The average yield on loans decreased to 8.43% for the quarter ended March 31, 1999, from 8.48% for the quarter ended March 31, 1998, due to a general decline in interest rates. During this same period, the average yield on mortgage-backed securities decreased 71 basis points (100 basis points equals 1%). The average balance of investment securities increased to $97.3 million for the quarter ended March 31, 1999, from $66.1 million for the quarter ended March 31, 1998 as a result of loan prepayments and the proceeds from mortgage loans sales. The average yield decreased from 5.49% for the three months ended March 31, 1998, to 4.76% for the same period in 1999, as interest rates in general decreased during the period.

Total Interest Expense. Total interest expense decreased to $4.5 million for the three months ended March 31, 1999, from $4.6 million for the same period in 1998. The average balance of interest-bearing deposits increased from $214.3 million for the three months ended March 31, 1998, to $232.6 million for the three months ended March 31, 1999. This increase was comprised of interest credited and an increase in all categories of deposit accounts. The average cost of deposits decreased 25 basis points from 4.62% for the three month period ended March 31, 1998, to 4.37% for the same period in 1999, due to non-certificate accounts balances increasing more than certificate accounts. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase. The average balance of borrowings decreased $572,000 to $146.5. million for the three months ended March 31, 1999, from $147.1 million for the three months ended March 31, 1998. The cost of such borrowings decreased by 22 basis points to 5.53% for the three months ended March 31, 1999, from 5.75% for the same period in 1998. Borrowings decreased as the Bank utilized the increase in deposits to meet liquidity needs.

Net Interest Income. Net interest income decreased from $2.9 million for the three months ended March 31, 1998, to $2.7 million for the same period ended March 31, 1999. Average interest-earning assets increased $8.8 million, from $397.6 million for the three months ended March 31, 1998, to $406.3 million for the three months ended March 31, 1999, while the average yield on interest-earning assets decreased from 7.56% for 1998 to 7.12% for 1999. Average interest bearing liabilities increased by $17.7 million to $379.1 million for the three months ended March 31, 1999, from $361.4 million for the three months ended March 31, 1998, and the cost of interest-bearing liabilities decreased from 5.08% for 1998 to 4.82% in 1999.

Provision for Loan Losses. The Bank's provision for loan losses was $114,000 for the three months ended March 31, 1999, compared to $75,000 for the same period in 1998. Agricultural loans, land and commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $1.2 million and $956,000 at March 31, 1999, and March 31, 1998, respectively. At March 31, 1999, the Bank's allowance for loan losses constituted 120.6% of non-performing assets as compared to 131.5% of non-performing assets at March 31, 1998. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans and prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased $748,000 during the three month period ended March 31, 1999, to $1.3 million as compared to the same period in 1998. Gains on loans sold increased from $96,000 at March 31, 1998 to $573,000 at March 31, 1999. $151,000 of the increase was a result of fixed rate mortgages that were sold in the secondary market by the Bank because they did not fit the interest rate risk profile of the Bank, and $422,000 of the increase was due to the sale of loans made by Homeowners. Commission income increased from $76,000 for the quarter ended March 31, 1998, to $215,000 for the quarter ended March 31, 1999. $137,000 of the increase in commissions was a result of insurance agency activities due to the acquisition of Insurance Planners and $9,000 was due to the sale of federal crop insurance (an ancillary activity of agricultural lending). Other service charges and fees increased from $125,000 for the three months ended March 31, 1998, to $250,000 for the three months ended March 31, 1999, primarily due to an increase in underwriting fees as a result of the acquisition of Homeowners.

Non-interest expense. Total non-interest expense increased $669,000 or 33.0% over the periods compared. Compensation and benefits increased from $1.3 million to $1.6 million or 26.8%, due to personnel added in the acquisitions of Homeowners and Insurance Planners, the hiring of critical management and related support positions, including marketing, community banking and internal audit and merit increases, which averaged 4.5%. Occupancy and equipment expense increased by $87,000 due primarily to the Homeowners and Insurance

Planners acquistions. Data processing expense decreased $2,000 to $119,000 for the period ended March 31, 1999, as a result of the costs associated with the Corporation's Year 2000 compliance program. Professional fees increased from $70,000 for the second quarter of fiscal 1998 to $80,000 for the second quarter of fiscal 1999. Other expenses increased $229,000 from the quarter ended March 31, 1998 to $540,000 for the quarter ended March 31, 1999 and was comprised of increased expenses as a result of the acquisitions of Insurance Planners and Homeowners, not present in second quarter 1998, and an increase in marketing expenses. $30,000 of the increase was due to goodwill associated with the acquisitions of Insurance Planners and Homeowners.

Income Tax Expense. Income taxes decreased by $50,000 or 9.2%, to $491,000 for the three month period ended March 31, 1999, from $541,000 for the same period in 1998, primarily due to the decrease of $167,000 in income before tax.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates (dollars in thousands):

                                                                   Six Months Ended March 31,
                                           ----------------------------------------------------------------------
                                                         1999                                  1998
                                           ----------------------------------------------------------------------
                                                                   Interest                             Interest
                                           Average                Yields and     Average               Yields and
Assets:                                    Balance     Interest    Rates (1)     Balance     Interest   Rates (1)
                                           ----------------------------------------------------------------------
   Loans receivable (2)                    $271,061    $ 11,493      8.48%       $271,831   $ 11,548      8.50%
   Mortgage-backed securities                48,982       1,130      4.61          55,180      1,548      5.61
   Investment securities (3)                 88,356       2,122      4.80          64,597      1,786      5.53
                                           --------------------                  -------------------
      Total interest-earning assets         408,399      14,745      7.21         391,608     14,882      7.60
                                                       ------------------                   ------------------
      Other assets                           16,684                                10,717
                                           --------                              --------
Total assets                               $425,083                              $402,325
                                           ========                              ========
Liabilities:
   Interest-bearing deposits               $232,398    $  5,208      4.48%       $211,116   $  4,929      4.67%
   Borrowings                               147,010       4,018      5.58         144,311      4,210      5.83
                                           --------------------                  -------------------
      Total interest-bearing liabilities    379,408       9,226      4.91%        355,427      9,139      5.14%
                                                       ------------------                   ------------------
   Other liabilities                          2,960                                 2,963
                                           --------                              --------
      Total liabilities                     382,368                               358,390
Stockholders' equity                         42,751                                43,935
                                           --------                              --------
Total liabilities and stockholders'
   equity                                  $425,083                              $402,325
                                           ========                              ========

Net interest income                                    $  5,519                             $  5,743
Net Spread (4)                                                       2.30%                                2.46 %
Net Margin (5)                                                       2.70%                                2.93 %
Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                      1.08X                                 1.10X


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

Net Income. The Corporation recorded net income of $1.5 million for the six months ended March 31, 1999, as compared to net income of $1.6 million for the six month period ended March 31, 1998.

Total Interest Income. Total interest income decreased by $137,000 or 0.9% to $14.7 million for the six months ended March 31, 1999, from $14.9 million for the six months ended March 31, 1998. The yield on mortgage-backed securities decreased to 4.61% and the yield on investment securities decreased to 4.80% for the six months ended March 31, 1999, compared to yields of 5.61% and 5.53%, respectively. The yield on loans receivable decreased to 8.48% for the six months ended March 31, 1999, from 8.50% for the six months ended March 31, 1998.

Total Interest Expense. Total interest expense increased to $9.2 million for the six months ended March 31, 1999, from $9.1 million for the six months ended March 31, 1998. Average interest bearing liabilities increased from $355.4 million in 1998 to $379.1 million in 1999 and the cost of the liabilities decreased from 5.14% for the six months ended March 31, 1998, to 4.91% for the six months ended March 31, 1999. The average cost of deposits increased $279,000 and the average rate decreased from 4.67% to 4.48% during the comparison period. Average borrowings increased from $144.3 million for the six months ended March 31, 1998, to $147.0 million for the six months ended March 31, 1999, and the cost of the borrowings decreased from 5.83% to 5.58% due to the stability in interest rates during much of the period. Management can make no assurances regarding the future movement of interest rates which may impact earnings in future periods.

Net Interest Income. Net interest income decreased from $5.7 million for the six months ended March 31, 1998, to $5.5 million for the same period ended March 31, 1999, a decrease of $224,000 or 3.9%. The average yield on interest-earning assets decreased from 7.60% to 7.21% during the two periods while the cost of interest-bearing liabilities decreased from 5.14% to 4.91%.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                          For the Six Months
                                                             At March 31,
                                                      --------------------------
                                                         1999            1998
                                                      --------------------------
                                                            (In Thousands)
Total loans outstanding (1)                           $ 284,795        $294,430
                                                      ==========================
Average loans outstanding                             $271,061         $271,831
                                                      ==========================
Allowance balance (beginning of period)               $  1,035         $    852
                                                      --------------------------
Provision (credit):
  Residential (2)                                           20                -
  Land and commercial real estate                           10               46
  Commercial/Agricultural business                         198               62
  Consumer                                                   -               12
                                                      --------------------------
     Total provision                                       228              120
Charge-off:
  Residential                                                -                -
  Land and commercial real estate                            -                -
  Consumer                                                  72               24
                                                      --------------------------
     Total charge-offs                                      72               24
Recoveries:
  Residential                                                -                -
  Land and commercial real estate                            -                -
  Consumer                                                  21                8
                                                      --------------------------
     Total recoveries                                       21                8
                                                      --------------------------
Net charge-offs                                             51               16
                                                      --------------------------
Allowance balance (end of period)                     $  1,212          $   956
                                                      ==========================
Allowance as percent of total loans                      0.43%            0.32%
Net loans charged off as a percent of average loans      0.02%            0.01%

-------------------------------
 (1) Includes total loans (including loans held for sale), net of loans in process
 (2) Includes one- to four-family and multi-family residential real estate loans.

Provision for Loan Losses. The Bank's provision for loan loss increased to $228,000 for the six months ended March 31, 1999 and 1998. See also "Comparison of the Three Months Ended March 31, 1999 and 1998- Provision for Loan Losses."

Non-interest Income. Total non-interest income increased $1.6 million during the six month period ended March 31, 1999, to $2.6 million as compared to the same period in 1998. Gains on loans sold increased from $111,000 at March 31, 1998 to $1.3 million at March 31, 1999. $307,000 of the increase was a result of fixed rate mortgages that were sold in the secondary market by the Bank, because they did not fit the interest rate risk profile of the Bank, and $855,000 of the increase was due to the sale of loans made by Homeowners. Commission income increased from $129,000 for the six months ended March 31, 1998, to $446,000 for the six months ended March 31, 1999. $275,000 of the increase in commissions was a result of insurance agency activities due to the acquisition of Insurance Planners and $35,000 was due to the sale of federal crop insurance (an ancillary activity of agricultural lending). Other service charges and fees increased from $232,000 for the six months ended March 31, 1998, to $383,000 for the six months ended March 31, 1999, primarily due to an increase in underwriting fees as a result of the acquisition of Homeowners,

Non-interest expense. Total non-interest expense increased $1.3 million or 32.3% over the periods compared. Compensation and benefits increased from $2.5 million to $3.3 million or 29.3%, due to personnel added in the acquisitions of Homeowners and Insurance Planners, the hiring of critical management and related support positions, including marketing, community banking and internal audit and merit increases, which averaged 4.5%. Occupancy and equipment expense increased by $129,000. Data processing expense increased $25,000 to $264,000 for the period ended March 31, 1999, due to processing expenses associated with increased delivery of electronic services to customers, and to a lesser extent, as a result of the costs associated with the Corporation's Year 2000 compliance program. Professional fees increased $16,000 to $155,000 over the periods compared. Other expenses increased $371,000 from the six months ended March 31, 1998 to $959,000 for the six months ended March 31, 1999 and was comprised mainly of increased expenses as a result of the acquisitions of Insurance Planners and Homeowners, not present in the same period in 1998, and an increase in marketing expenses. $46,000 of the increase was due to goodwill associated with the acquisitions of Insurance Planners and Homeowners.

Income Tax Expense. Income taxes increased by $33,000 or 3.2%, to $1,069,000 for the six month period ended March 31, 1999, from $1,036,000 for the same period in 1998, primarily due to the increase in income before tax and an increase in non-deductible expenses.

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

The following discussion of the implications of the Year 2000 problem for the Corporation, contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Corporation plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Corporation.

The Corporation places a high degree of reliance on computer systems of third parties, such as customers, suppliers, and other financial and governmental institutions. Although the Corporation is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Corporation.

During fiscal 1998, the Bank adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Corporation for the new millennium. As recommended by the Office of Thrift Supervision, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Corporation to identify risks, develop an action plan, perform adequate testing and complete affirmation that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Bank is currently in Phase 4, Validation, which involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. Concurrently, the Corporation is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The material data processing functions for the Bank are performed and maintained by a third party vendor. The Bank has maintained ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority and is expected to be accomplished, though there is no assurance, by June 30, 1999. Testing of critical applications is approximately 90% complete. The Corporation has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Corporation has completed contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Validation phase is targeted for completion by June 30, 1999. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation phase is targeted for completion by September 30, 1999.

Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Corporation. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $50,000. Actual costs will be charged to earnings over the next three quarters, as incurred.

The Corporation is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Corporation, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

Liquidity and Capital Resources

The Corporation's primary sources for funds are deposits, borrowings, principal and interest payments on loans, investments and mortgage-backed securities, sales of mortgage loans, and funds provided by operations. While scheduled payments on loans, mortgage-backed securities and short-term investments are relatively predictable source of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. In December, 1997, the federal regulators reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short term borrowing, and eliminated the requirement to maintain not less than 1% of short term liquid asset of such accounts and borrowings. The Bank's regulatory liquidity was 15.5% and 6.3% at March 31, 1999, and 1998, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 2000, was approximately $94.7 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain at the Bank.

At March 31, 1999, the Bank and Homeowners had loan commitments outstanding of $2.1 million. Funds required to fill these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

Regulations require the Bank to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth the Banks actual capital and required capital amounts and ratios at March 31, 1999 which, at that date, exceeded the capital adequacy requirements:


                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                               For Capital         Prompt Corrective
                                                        Actual              Adequacy Purposes      Action Provisions
                                                     -------------------   -------------------   --------------------

GAAP captial, March 31, 1999                          $ 35,260
Add:  Unrealized losses on debt
        securities held for sale                           690
                                                      --------
Tangible equity capital and ratio to
        adjusted total assets                         $ 35,950     8.6%    $      -       1.5%    $      -      2.0%
                                                      -----------------    -------------------    ------------------
Tier 1 (Core) capital and ratio to
        adjusted total assets                         $ 35,950     8.6%    $      -       4.0%    $      -      5.0%
                                                      -----------------    -------------------    ------------------
Total risk-based capital and ratio to
        risk-weighted assets                          $ 35,950    14.7%    $  9,773       4.0%    $ 14,659      6.0%
                                                                -------    -------------------    ------------------
Tier 2 risk-based capital, allowance for loan losses     1,212
                                                      --------
Total risk-based capital and ratio to
        risk-weighted assets, March 31, 1999          $ 37,162    15.2%    $ 19,546       8.0%    $ 24,432     10.0%
                                                      =================    ===================    ==================


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

There were no significant changes for the six months ended March 31, 1999, from the information presented in the annual report on Form 10-K for the year ended September 30, 1998, concerning quantitative disclosures about market risk.

IMPACT OF INFLATION AND CHANGING PRICES

The unaudited consolidated financial statements of the Corporation and notes thereto, presented elsewhere herein, have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Corporation nor any of its subsidiaries were engaged in any legal proceeding of a material nature at March 31, 1999. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders of the Corporation was held on January 19, 1999, and the following items were presented:

          Election of Directors Donald A. Glas, James J. Caturia and Jerome R. Dempsey for terms of three years ending in 2002. Donald A. Glas received 2,481,523 votes in favor and 190,523 votes were withheld. James J. Caturia received 2,480,893 votes in favor and 191,153 votes were withheld. Jerome R. Dempsey received 2,480,893 votes in favor and 191,153 votes were withheld.

          Ratification of the appointment of Bertram Cooper & Co., LLP as the Corporation's auditors for the 1999 fiscal year. Bertram Cooper & Co., LLP was ratified as the Corporation's auditors with 2,652,066 votes for, 11,271 votes against, and 8,709 abstentions.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit 27: Financial Data Schedule (only included in electronic filing).

          (b)   Reports on Form 8-K

                On March 12, 1999, the Corporation filed a current report on Form 8-K announcing Board of Director's approval of a stock repurchase plan totaling 170,000 shares. (Items 5, 7)

                      FSF FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FSF FINANCIAL CORP.




Date:  May 5, 1999                              By: /s/ Donald A. Glas
------------------                                  ----------------------------
                                                    Donald A. Glas
                                                    Chief Executive Officer



Date:  May 5, 1999                              By:  /s/ Richard H. Burgart
------------------                                   ---------------------------
                                                     Richard H. Burgart
                                                     Chief Financial Officer