Form 10-Q
period 1999-06-30
FSF FINANCIAL CORP
filed 1999-08-06
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 5, 1999.
                                                           --------------

         Class                                        Outstanding
         -----                                        -----------
$.10 par value common stock                        2,841,487 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                      1
Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-17

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                        18
Item 2.           Changes in Securities                                    18
Item 3.           Defaults upon Senior Securities                          18
Item 4.           Submission of Matters to a Vote of Security Holders      18
Item 5.           Other Materially Important Events                        18
Item 6.           Exhibits and Reports on Form 8-K                         18

SIGNATURES                                                                 19

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                June 30,        September 30,
                                                                                                 1999              1998*
                                                                                        -------------------------------------
                                                                                                         (In thousands)
                                        ASSETS
                                        ------
Cash and cash equivalents                                                                      $   37,755         $   22,597
Securities available for sale, at fair value:
   Equity securities                                                                               19,334             19,459
   Mortgage-backed and related securities                                                          15,968             16,574
   Debt securities                                                                                 10,838              3,010
Securities held to maturity, at amortized cost:
   Debt securities (Fair value of $19,828 and $23,953)                                             20,430             24,412
   Mortgage-backed and related securities (Fair value of $26,044 and $35,369)                      27,329             36,418
Loans held for sale                                                                                 6,932              2,672
Loan receivable, net                                                                              265,284            280,603
Foreclosed real estate                                                                                125                502
Accrued interest receivable                                                                         3,023              3,089
Premises and equipment                                                                              5,233              4,111
Other assets                                                                                       10,335              2,785
                                                                                        -------------------------------------

          Total Assets                                                                         $  422,586         $  416,232
                                                                                        =====================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
Liabilities:
     Demand Deposits                                                                           $   33,122         $   30,299
     Savings accounts                                                                              59,455             53,984
     Certificates of deposit                                                                      142,441            142,259
                                                                                        -------------------------------------
          Total Deposits                                                                                             226,542
                                                                                                  235,018
     Federal Home Loan Bank borrowings                                                            141,016            144,177
     Advances from borrowers for taxes and insurance                                                  385                819
     Notes payable                                                                                  1,000                  -
     Other liabilities                                                                              2,652              2,176
                                                                                        -------------------------------------
          Total liabilities                                                                       380,071            373,714

                                                                                        -------------------------------------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                                                  -                  -
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                                                       450                450
     Additional paid in capital                                                                    43,215             43,382
     Retained earnings, substantially restricted                                                   26,503             25,451
     Treasury stock at cost (1,659,790 and 1,603,663 shares)                                     (24,077)           (23,298)
     Unearned ESOP shares at cost (172,972 and 198,773 shares)                                    (1,730)            (1,988)
     Unearned MSP stock grants at cost (56,672 and 77,214 shares)                                   (600)              (818)
     Accumulated comprehensive income (loss)                                                      (1,246)              (661)
                                                                                        -------------------------------------
          Total Stockholders' equity                                                               42,515             42,518
                                                                                        -------------------------------------
          Total Liabilities and Stockholders' Equity                                           $  422,586         $  416,232
                                                                                        =====================================

--------------------------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1998, has been taken from the audited statements of financial condition of and for that date.

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                             For Three Months            For Nine Months
                                                                              Ended June 30,              Ended June 30,
                                                                         ------------------------    -------------------------
                                                                            1999        1998             1999        1998
                                                                         ------------------------    -------------------------
                      (In thousands, except per share data)
Interest income:
     Loans receivable                                                        $ 5,586     $ 5,961         $ 17,079    $ 17,509
     Mortgage-backed and related securities                                      576         743            1,706       2,291
     Investment securities                                                     1,105         850            3,227       2,636
                                                                         ------------------------    -------------------------
          Total interest income                                                7,267       7,554           22,012      22,436
                                                                         ------------------------    -------------------------
Interest expense:
     Deposits                                                                  2,540       2,532            7,748       7,461
     Borrowed funds                                                            1,986       2,125            6,004       6,335
                                                                         ------------------------    -------------------------
          Total interest expense                                               4,526       4,657           13,752      13,796
                                                                         ------------------------    -------------------------
          Net interest income                                                  2,741       2,897            8,260       8,640
     Provision for loan losses                                                   114         107              342         227
                                                                         ------------------------    -------------------------
          Net interest income after provision for loan losses                  2,627       2,790            7,918       8,413
                                                                         ------------------------    -------------------------
Non-interest income:
     Gain (loss) on sale of loans - net                                          624         130            1,897         241
     Other service charges and fees                                              217         120              600         352
     Service charges on deposit accounts                                         264         210              692         618
     Commission income                                                           226         144              672         273
     Other                                                                        45          16               72          69
                                                                         ------------------------    -------------------------
          Total non-interest income                                            1,376         620            3,933       1,553
                                                                         ------------------------    -------------------------
Non-interest expense:
     Compensation and benefits                                                 1,834       1,374            5,087       3,889
     Occupancy and equipment                                                     423         206              970         624
     Deposit insurance premiums                                                   34          33              100          98
     Data processing                                                             160         125              424         364
     Professional fees                                                            78          72              233         211
                                                                                 591         320            1,550         908
                                                                         ------------------------     -------------------------
          Total non-interest expense                                           3,120       2,130            8,364       6,094
                                                                         ------------------------    -------------------------
          Income before provision for income taxes                               883       1,280            3,487       3,872
Income tax expense                                                               358         513            1,427       1,549
                                                                         ------------------------    -------------------------
          Net income                                                          $  525      $  767          $ 2,060     $ 2,323
                                                                         ========================    =========================


Basic earnings per share                                                      $ 0.20      $ 0.29          $  0.77     $  0.87
Diluted earnings per share                                                    $ 0.19      $ 0.27          $  0.74     $  0.80
Cash dividend declared per common share                                       $0.125      $0.125          $ 0.375     $ 0.375

Comprehensive income                                                          $  444      $  863          $ 1,484     $ 2,131
                                                                         ========================    =========================

            See Notes to Unaudited Consolidated Financial Statements
                                       2

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months            Nine Months
                                                                                     Ended                   Ended
                                                                                    June 30,               June 30,
                                                                             -----------------------------------------------
                                                                                1999        1998       1999        1998
                                                                             -----------------------------------------------
Cash flows from operating activities:                                                        (In thousands)
     Net income                                                             $    525    $    767    $  2,060    $  2,323
     Adjustments  to  reconcile  net income to net cash
        provided  by  operating activities:
     Depreciation                                                                131          92         336         260
     Net amortization of discounts and premiums on
        securities held to maturity                                              (13)         (6)        (32)        (21)
     Provision for loan losses                                                   114         107         342         227
     Net market value adjustment on ESOP shares                                   14          48          80         149
     Amortization of ESOP and MSP stock compensation                             194         395         506         729
     Amortization of intangibles                                                  30           3          76           3
     Net gain on sale of assets                                                   --          --         (11)        (18)
     Net loan fees deferred and amortized                                         45          12         (61)         (5)
     (Increase) decrease in:
        Loans held for sale                                                      854         943       1,354        (557)
        Accrued interest receivable                                              (62)       (325)         71        (540)
        Other assets                                                              54          63         179         (70)
     Increase (decrease) in:
        Net deferred taxes                                                      (118)       (307)        509         (89)
        Accrued interest payable                                                 172        (164)        418        (120)
        Accrued income tax                                                        61          91        (161)        (66)
        Accrued liabilities                                                      (28)        205      (2,910)        141
        Deferred compensation payable                                            134          85         399         305
                                                                             -------------------------------------------
Net cash provided by (used in) operating activities                            2,107       2,009       3,155       2,651
                                                                             -------------------------------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                   12,853       3,957      41,006      (8,999)
     Purchase of loans                                                       (16,355)     (7,945)    (25,605)    (12,718)
     Principal payments on mortgage-related securities held to maturity        2,184         631       9,097         790
     Purchase of securities available for sale                                (2,993)         --     (10,993)     (1,671)
     Proceeds from sale of securities available for sale                          --          --          --         411
     Proceeds from maturities of securities available for sale                    --          --       3,000          --
     Proceeds from maturites of  securities held to maturity                     200       2,000       4,000       5,500
     Investments in foreclosed real estate                                        --          (6)        (39)         (8)
     Proceeds from sale of REO                                                    --          --         500          24
     Proceeds from sale of fixed assets                                           --          --          --           5
     Purchase paid up life insurance policies                                 (5,495)         --      (5,495)         --
     Purchases of equipment and property improvements                           (751)       (130)     (1,443)       (451)
     Acquisition of Homeowners Mortgage Corporation, net of cash acquired         --          --      (1,245)         --
                                                                             -------------------------------------------
Net cash provided by (used in) investing activities                         $(10,357)   $ (1,493)   $ 12,783    $(17,117)
                                                                             -------------------------------------------


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                  Three Months            Nine Months
                                                                                     Ended                   Ended
                                                                                    June 30,               June 30,
                                                                             -----------------------------------------------
                                                                             1999         1998         1999         1998
                                                                        ----------------------------------------------------
Cash flows from financing activities:                                                     (In thousands)
     Net increase (decrease) in deposits                                $  (1,148)   $   2,638    $   8,475    $  12,833
     Payments on FHLB advances                                                (51)          --         (160)          --
     Net increase (decrease) in short-term borrowings                      (3,000)          41       (3,000)      13,416
     Net decrease in mortgage escrow funds                                   (361)        (423)        (433)        (482)
     Net decrease in short-term notes payable                              (2,100)          --       (2,575)          --
     Treasury stock purchased                                              (1,762)      (2,097)      (2,415)      (4,134)
     Proceeds from exercise of stock options                                   27          861          336        1,249
     Dividends on common stock                                               (334)        (337)      (1,008)      (1,022)
                                                                        ------------------------------------------------
Net cash provided by financing activities                                  (8,729)         683         (780)      21,860
                                                                        ------------------------------------------------
Net increase in cash and cash equivalents                                 (16,979)       1,199       15,158        7,394
Cash and cash equivalents:
     Beginning of period                                                   53,934       12,330       22,597        6,135
                                                                        ------------------------------------------------
     End of period                                                      $  36,955    $  13,529    $  37,755    $  13,529
                                                                        ================================================

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                   $   1,971    $   2,122    $   5,985    $   6,341
        Interest on deposits                                                2,369        2,752        7,333        7,618
        Income taxes                                                          758          518        1,411        1,519
        Loan originated for sale                                           30,904        7,967      116,450       17,772


     Cash received:
        Loans sold                                                         31,758        8,791      117,804       16,897


Supplemental schedule of noncash investing and financing activities:

     Reinvested amounts of capital gains and dividends                         20           53           76           80
     Acquistion of Homeowners Mortgage Corporation non-cash
           asset, net of assumed liabilities                                   --           --        1,037           --


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 1999, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Homeowners Mortgage Corporation ("Homeowners"), Insurance Planners of Hutchinson, Inc. ("Insurance Planners"), First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. The Corporation's business is conducted principally through the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

NOTE 3 - EARNINGS PER SHARE
         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with the Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Corporation's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended June 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,666,100 and 2,766,468, respectively. For the three month period ended June 30, 1998, the weighted average number of shares outstanding were 2,667,864 and 2,876,708, respectively. For the nine month period ended June 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,684,532 and 2,799,157, respectively. For the nine month period ended June 30, 1998, the weighted number of shares outstanding were 2,671,185 and 2,914,704, respectively.

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

NOTE 5 - BUSINESS COMBINATION
         On November 17, 1998, the Corporation acquired 100% of the outstanding common stock of Homeowners, an originator and seller of residential mortgage loans. The business combination was accounted for by the purchase method and the financial statements reflect the operating results of Homeowners for the seven and a half months ended June 30, 1999. The Corporation issued 77,839 shares of common stock held as treasury shares and $1.25 million in cash to complete the transaction. In addition, options for 50,000 common stock shares, at an exercise price of $15.00, were also issued. The acquisition price of $2.5 million resulted in goodwill of approximately $2.3 million, which will be amortized using the straight line method over twenty-five years.

The following unaudited pro forma supplemental information is presented based on historical financial statements of the Corporation and Homeowners. The unaudited pro forma supplemental information for the three and nine month periods ended June 30, 1999 and 1998, were prepared as if the acquisition had occurred as of the beginning of the respective periods.


                                                              For the Three Months Ended           For the Nine Months Ended
                                                                       June 30,                             June 30,
                                                         --------------------------------------------------------------------------
                                                                   1999               1998              1999               1998
                                                         --------------------------------------------------------------------------
                                                                      (In thousands)                        (In thousands)

Interest income                                                   $    7,267        $   7,592          $   22,026        $  22,606
Interest expense                                                       4,526            4,685              13,784           13,899
                                                         --------------------------------------------------------------------------
          Net interest income                                          2,741            2,907               8,242            8,707
     Provision for loan losses                                           114              107                 342              227
                                                         --------------------------------------------------------------------------
          Net interest income after provision for loan
              losses                                                   2,627            2,800               7,900            8,480
                                                         --------------------------------------------------------------------------
Non-interest income                                                    1,376            1,375               4,847            4,292
Non-interest expense                                                   3,120            2,720               9,008            8,438
                                                         --------------------------------------------------------------------------
          Income before provision for income taxes                       883            1,455               3,739            4,334
Income tax expense                                                       358              584               1,529            1,736
                                                         --------------------------------------------------------------------------
Net income                                                         $     525         $    871          $    2,210        $   2,598
                                                         ==========================================================================

Basic earnings per share                                          $     0.20        $    0.32          $     0.82        $    0.94
Diluted earnings per share                                        $     0.19        $    0.29          $     0.79        $    0.87

Weighted average shares outstanding
     Basic                                                         2,664,910        2,751,533           2,697,281        2,752,174
     Diluted                                                       2,775,286        2,964,631           2,811,906        2,998,351



NOTE 6 - NEW ACCOUNTING STANDARDS

         SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" - issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137 issued on July 7, 1999, deferred Statement 133's effective date until the fiscal year beginning October 1, 2000. On the date of adoption, the Corporation may transfer any held to maturity security into the available for sale category and then be able to designate the transferred security as a hedge item. Any unrealized holding gain or loss on transferred securities will be reported in net income or accumulated other comprehensive income. Management has not determined its strategy for the adoption of Statement No. 133 or its effect on the financial statements. If the Corporation elects to apply hedge accounting, it is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging activities and the measurement approach for determining the ineffective aspect of the hedge.

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

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


GENERAL
The Corporation's total assets at June 30, 1999, and September 30, 1998 totaled $422.6 million and $416.2 million, respectively. The increase of $6.4 million was primarily a result of an increase in interest bearing cash equivalents, other assets and a decrease in loans receivable.

Cash and cash equivalents increased from $22.6 million at September 30, 1998, to $37.8 million at June 30, 1999, or an increase of $15.2 million. The Corporation utilizes excess liquidity to fund the purchase of treasury shares and loan originations. The increase in liquidity was primarily a result of prepayments on mortgages and the sale of mortgage loans.

Securities available for sale increased $7.1 million between June 30, 1999, and September 30, 1998, as a result of purchases of such securities.

Securities held to maturity decreased from $60.8 million at September 30, 1998, to $47.8 million at June 30, 1999. The proceeds were used to help fund the purchase of treasury shares and pay dividends. This decrease was primarily due to $3.0 million of securities maturing during the period and $10.0 million in principal payments from mortgage-backed and related securities

Loans held for sale increased $4.2 million to $6.9 million at June 30, 1999 from $2.7 million at September 30, 1998. The increase is primarily due to Homeowners pipeline of loans that are funded, but payments from the sales have not been received. As of June 30, 1999, the Bank and Homeowners had forward commitments to sell all of their loans held for sale in the secondary market. Payments usually occur within fourteen days of funding.

Loans receivable decreased $15.3 million or 5.5% to $265.2 million at June 30, 1999, from $280.6 million at September 30, 1998. Even though residential mortgage origination's increased by $91.4 million or 155.1%, the sale of residential mortgages and the prepayments of loans resulted in a decrease in one-to-four family residential mortgages of $27.3 million. Agricultural and commercial business loans increased by $9.3 and $2.1 million, respectively. To supplement origination's, the Bank purchased $22.2 million of commercial business loans and $3.4 million of construction loans. The commercial loans purchased meet the risk profile established by the Bank, generally have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of its loan portfolio and shorten the length of maturity of the portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                Three Months                  Nine Months
                                                    Ended                        Ended

                                                  June 30,                     June 30,
                                           ------------------------    --------------------------
                                               1999        1998            1999         1998
                                           ------------------------    --------------------------
Loans Originated:                                             (In Thousands)

  Residential mortgages                        $ 60,242   $ 21,206        $ 150,342     $ 58,908
  Land and commercial real estate                   408      1,797            2,782        4,412
  Agricultural                                    7,941      8,773           23,450       21,399
  Commercial Business                             2,794      5,976            9,463        9,230

  Consumer                                        7,909      7,343           19,893       20,243
                                           ------------------------    --------------------------
      Total Loans Originated                     79,294     45,095          205,930      114,192

                                           ------------------------    --------------------------
Residential mortgage loans                            -          -                -          159
Construction                                          -          -            3,400            -
Commercial business                              16,355      2,923           22,205        7,527
                                           ------------------------    --------------------------
      Total loans purchased                      16,355      2,923           25,605        7,686
                                           ------------------------    --------------------------
Total New Loans                                $ 95,649   $ 48,018        $ 231,535    $ 121,878
                                           ========================    ==========================


        The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                             June 30,                 September 30,
                                               1999                       1998
                                           -------------------------------------------------

                                              Amount         %         Amount         %
                                           -------------------------------------------------
Residential real estate:                                (Dollars in Thousands)
   One-to-four family  (1)                     $ 130,033       43.9     $ 157,340      52.2
   Residential construction                       31,642       10.7        21,960       7.3
   Multi-family                                    4,908        1.7         2,975       1.0
                                           -------------------------------------------------
                                                 166,583       56.2       182,275      60.4

Agricultural loans                                32,241       10.9        22,959       7.6
Land and commercial real estate                   30,150       10.2        29,731       9.9
Commercial business                               27,899        9.4        25,763       8.5
                                           -------------------------------------------------
                                                 256,873       86.7       260,728      86.4
Consumer:
   Home equity and second mortgages               22,896        7.7        23,606       7.8
   Automobile loans                                7,645        2.6         9,670       3.2
   Other                                           8,949        3.0         7,605       2.5
                                           -------------------------------------------------
          Total loans                            296,363      100.0       301,609     100.0
                                                         ===========              ==========
Less:
   Loans in process                             (22,280)                 (16,658)
   Deferred fees                                   (582)                    (641)
   Allowance for loan losses                     (1,285)                  (1,035)
                                           --------------           --------------
          Total loans, net                     $ 272,216                $ 283,275
                                           ==============           ==============

-------------------------------------------
(1) Includes loans held for sale in the amount of $6.9 million and $2.7 million as of June 30, 1999 and September 30, 1998, respectively


Real estate owned at June 30, 1999, totaled $125,000, which consisted of two single family residential properties. No loss is expected in the disposition of these properties.

Other assets increased $7.5 million to $10.3 million at June 30, 1999 from $2.8 million at September 30, 1998. This increase was primarily due to goodwill added upon the purchase of Homeowners and the purchase of single premium life insurance policies. The life insurance policies were purchased to assist in retaining key management personnel by providing a death benefit in excess of the companies standard benefit of one times the employee's annual salary.

Deposits after interest credited increased from $226.5 million at September 30, 1998, to $235.0 million at June 30, 1999, an increase of $8.5 million or 3.8%. Overall cost of funds on deposits decreased during the period 28 basis points as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowing decreased $3.2 million from $144.2 million at September 30, 1998, to $141.0 million at June 30, 1999, due to repayments.

The Corporation, completed the repurchase of 169,154 shares of common stock and when netted with the exercise of 35,188 of stock option shares and the 77,839 shares used to purchase Homeowners, increased the number of treasury shares to 1,659,790 at June 30, 1999. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity decreased $3,000 since September 30, 1998. Book value per share increased from $16.22 at September 30, 1998, to $16.28 at June 30, 1999.

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


The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                          June 30,          September 30,
                                                                     ----------------------------------------
                                                                            1999                1998
                                                                     ----------------------------------------
                                                                                 (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                                        $      -            $      -
  Permanent loans secured by one-to-four-family units                        253                 240
  Permanent loans secured by non-residential real estate                       -                   -
  Other                                                                        -                   -
Non-mortgage loans:
  Commercial and agricultural                                                  -                   -
  Consumer                                                                    38                  69
                                                                     --------------------------------
Total non-accrual loans                                                      291                 309
Foreclosed real estate                                                       125                 502
                                                                     --------------------------------
Total non-performing assets                                            $     416           $     811
                                                                     ================================
Total non-performing loans to net loans                                     0.10%               0.11%
                                                                     ================================
Total non-performing loans to total assets                                  0.02%               0.07%
                                                                     ================================
Total non-performing assets to total assets                                 0.10%               0.19%
                                                                     ================================


During the nine months ended June 30, 1999, and 1998, approximately $25,000 and $50,000 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated, the Bank held no foreign loans.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates (dollars in thousands):


                                                                        Three Months Ended June 30
                                           -----------------------------------------------------------------------------------------
                                               1999                                               1998
                                           -----------------------------------------------------------------------------------------
                                                                      Interest                                         Interest
                                              Average                Yields and                 Average               Yields and
Assets:                                       Balance     Interest    Rates (1)                 Balance     Interest   Rates (1)
                                           -----------------------------------------------------------------------------------------
     Loans receivable (2)                      $ 272,463    $ 5,586          8.20 %               $280,375      $5,961      8.50 %
     Mortgage-backed securities                   44,298        576          5.20                   54,417         743      5.46
     Investment securities (3)                    93,732      1,105          4.72                   66,270         850      5.13
                                           -------------------------                          -------------------------
          Total interest-earning assets          410,493      7,267          7.08                  401,062       7,554      7.53
                                                         -----------                                       ----------------------
          Other assets                            18,096                                            11,214
                                           --------------                                     -------------
Total assets                                   $ 428,589                                          $412,276
                                           ==============                                     =============

Liabilities:
     Interest-bearing deposits                 $ 234,512    $ 2,540          4.33 %               $218,619      $2,532      4.63 %
     Borrowings                                  144,796      1,986          5.49                  147,200       2,125      5.77
                                           -------------------------                          -------------------------
          Total interest-bearing liabilities     379,308      4,526          4.77 %                365,819       4,657      5.09 %
                                                         -------------------------                         ----------------------
     Other liabilities                             3,583
                                                                                                     3,193
                                           --------------                                     -------------
          Total liabilities                      382,891                                           369,012
Stockholders' equity                              41,685                                            43,264
                                           --------------                                     -------------
Total liabilities and stockholders'
     equity                                    $ 428,589                                          $412,276
                                           ==============                                     =============

Net interest income                                         $ 2,741                                             $2,897
Net Spread (4)                                                               2.31 %                                         2.44 %
Net Margin (5)                                                               2.67 %                                         2.89 %
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


Net Income. The Corporation recorded net income of $525,000 for the three months ended June 30, 1999, as compared to net income of $ 767,000 for the three month period ended June 30, 1998. This decrease in net income was $242,000 or 31.6%.

Total Interest Income. Total interest income decreased by $287,000 or 3.8% to $7.3 million for the three months ended June 30, 1999, from $7.5 million for the three months ended June 30, 1998. This was primarily due to decreases in the average balances of loans receivable and mortgage-backed securities. The average yield on loans decreased to 8.20% for the quarter ended June 30, 1999, from 8.50% for the quarter ended June 30, 1998, due to a general decline in interest rates. During this same period, the average yield on mortgage-backed securities decreased 26 basis points (100 basis points equals 1%). The average balance of investment securities increased to $93.7 million for the quarter ended June 30, 1999, from $ 66.2 million for the quarter ended June 30, 1998 as a result of loan prepayments and the proceeds from mortgage loan sales. The average yield decreased from 5.13% for the three months ended June 30, 1998, to 4.72% for the same period in 1999, as excess funds were placed in overnight or short-term investments which provide lower yields but greater flexibility in an increasing rate environment.

Total Interest Expense. Total interest expense decreased to $4.5 million for the three months ended June 30, 1999, from $4.7 million for the same period in 1998. The average balance of interest-bearing deposits increased from $218.6 million for the three months ended June 30, 1998, to $234.5 million for the three months ended June 30, 1999. This increase was comprised of interest credited and an increase in all categories of deposit accounts. The average cost of deposits decreased 30 basis points from 4.63% for the three month period ended June 30, 1998, to 4.33% for the same period in 1999, due to the mix of non-certificate account balances increasing more than certificate accounts. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $2.4 million to $144.8. million for the three months ended June 30, 1999, from $147.2 million for the three months ended June 30, 1998. The cost of such borrowings decreased by 28 basis points to 5.49% for the three months ended June 30, 1999, from 5.77% for the same period in 1998. Borrowings decreased as the Bank utilized the increase in deposits to meet liquidity needs.

Net Interest Income. Net interest income decreased from $2.9 million for the three months ended June 30, 1998, to $2.7 million for the same period ended June 30, 1999. Average interest-earning assets increased $9.4 million, from $401.1 million for the three months ended June 30, 1998, to $410.5 million for the three months ended June 30, 1999, while the average yield on interest-earning assets decreased from 7.53% for 1998 to 7.08% for 1999. Average interest bearing liabilities increased by $13.5 million to $379.3 million for the three months ended June 30, 1999, from $365.8 million for the three months ended June 30, 1998, and the cost of interest-bearing liabilities decreased from 5.09% for 1998 to 4.77% in 1999.

Provision for Loan Losses. The Bank's provision for loan losses was $114,000 for the three months ended June 30, 1999, compared to $107,000 for the same period in 1998. Agricultural loans, land and commercial real estate loans and commercial business loans are generally considered to contain a higher risk profile than single family residential mortgages. In response to these changes, management has increased the provision for loan losses in order to maintain allowance for loan losses at levels management considers adequate. The Bank's allowance for loan losses was $1.3 million and $1.0 million at June 30, 1999, and June 30, 1998, respectively. At June 30, 1999, the Bank's allowance for loan losses constituted 308.9% of non-performing assets as compared to 123.9% of non-performing assets at June 30, 1998. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans, prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income. Total non-interest income increased $756,000 during the three month period ended June 30, 1999, to $1.4 million as compared to the same period in 1998. Gains on loans sold increased from $130,000 at June 30, 1998 to $624,000 at June 30, 1999. $138,000 of the increase was a result of fixed rate mortgages that were sold in the secondary market by the Bank because they did not fit the interest rate risk profile of the Bank, and $356,000 of the increase was due to the sale of loans made by Homeowners. Commission income increased from $ 144,000 for the quarter ended June 30, 1998, to $226,000 for the quarter ended June 30, 1999. This increase was primarily due to insurance agency activities from the acquisition of Insurance Planners. Since the acquisition of Insurance Planners occurred on June 1, 1998, the income amounts for 1998 only include one month of insurance agency activity. Other service charges and fees increased from $120,000 for the three months ended June 30, 1998, to $217,000 for the three months ended June 30, 1999, primarily due to an increase in underwriting fees as a result of the acquisition of Homeowners, which was not present in third quarter 1998.

Non-interest expense. Total non-interest expense increased $990,000 or 46.5% over the periods compared. Compensation and benefits increased from $1.4 million to $1.8 million or 33.5%, due to the acquisitions of Homeowners and Insurance Planners. Other factors contributing to the increase were the hiring of critical management and related support positions, including marketing, community banking and internal audit. Occupancy and equipment expense increased by $217,000 due primarily to the Homeowners and Insurance Planners acquisitions. Data processing expense increased $35,000 to $160,000 for the period ended June 30, 1999, due to processing expenses associated with the increased delivery of electronic services to customers, and to a lesser extent, a a result of costs associated with the Corporation's Year 2000 compliance program. Professional fees increased from $72,000 for the third quarter of fiscal 1998 to $78,000 for the third quarter of fiscal 1999. Other expenses increased $271,000 from the quarter ended June 30, 1998 to $591,000 for the quarter ended June 30, 1999 and was comprised of amortization of goodwill as a result of the acquisitions of Insurance Planners and Homeowners and an increase in marketing expenses.

Income Tax Expense. Income taxes decreased by $155,000 or 30.2%, to $358,000 for the three month period ended June 30, 1999, from $513,000 for the same period in 1998, primarily due to the decrease of $397,000 in income before tax.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates (dollars in thousands)

                                                                        Nine Months Ended June 30,
                                           --------------------------------------------------------------------------------------
                                                            1999                                  1998
                                           --------------------------------------------------------------------------------------
                                                                      Interest                                         Interest
                                              Average                Yields and                 Average                Yields
                                                                                                                          and
Assets:                                       Balance     Interest    Rates (1)                 Balance     Interest   Rates (1)
                                           --------------------------------------------------------------------------------------
     Loans receivable (2)                      $ 274,959    $17,079          8.28 %               $274,679     $17,509      8.50
     Mortgage-backed securities                   47,420      1,706          4.80                   54,926       2,291      5.56
     Investment securities (3)                    90,124      3,227          4.77                   65,155       2,636      5.39
                                           -------------------------                          -------------------------
          Total interest-earning assets          412,503     22,012          7.11                  394,760      22,436      7.58
                                                         -------------------------                         ----------------------
          Other assets                            14,907                                            10,882
                                           --------------                                     -------------

Total assets                                   $ 427,410                                          $405,642
                                           ==============                                     =============

Liabilities:
     Interest-bearing deposits                 $ 233,103    $ 7,748          4.43 %               $213,617      $7,461      4.66
     Borrowings                                  145,985      6,004          5.48                  145,274       6,335      5.81
                                           -------------------------                          -------------------------
          Total interest-bearing liabilities     379,088     13,752          4.84 %                358,891      13,796      5.13
                                                         -----------                                       ----------------------
     Other liabilities                             3,228                                             3,040
                                           --------------                                     -------------
          Total liabilities                      382,316                                           361,931
Stockholders' equity                              43,284                                            43,711
                                           --------------                                     -------------
Total liabilities and stockholders'
     equity                                    $ 427,410                                          $405,642
                                           ==============                                     =============

Net interest income                                         $ 8,260                                             $8,640
Net Spread (4)                                                               2.28 %                                         2.45
Net Margin (5)                                                               2.67 %                                         2.92
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                       1.09X                                             1.10X

(1)  Annualized
(2)  Average balances include non-accrual loans and loans held for sale.
(3)  Includes interest-bearing deposits in other financial institutions.
(4)  Net  spread  represents  the  difference   between  the  average  yield  on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities. interest-earning assets.


Net Income. The Corporation recorded net income of $2.1 million for the nine months ended June 30, 1999, as compared to net income of $ 2.3 million for the same nine month period ended June 30, 1998.

Total Interest Income. Total interest income decreased by $ 424,000 or 1.9% to $22.0 million for the nine months ended June 30, 1999 , from $22.4 million for the nine months ended June 30, 1998. The yield on mortgage-backed securities decreased to 4.80% and the yield on investment securities decreased to 4.77% for the nine months ended June 30, 1999, compared to yields of 5.56% and 5.39%, respectively. The yield on loans receivable decreased to 8.28% for the nine months ended June 30, 1999, from 8.50% for the nine months ended June 30, 1998.

Total Interest Expense. Total interest expense remained the same at $13.8 million for the nine months ended June 30, 1999 and 1998. Average interest bearing liabilities increased from $ 358.9 million in 1998 to $379.1 million in 1999 and the cost of the liabilities decreased from 5.13% for the nine months ended June 30, 1998, to 4.84% for the nine months ended June 30, 1999. The average cost of deposits increased $287,000 and the average rate decreased from 4.66% to 4.43% during the comparison period. While average borrowings for the two periods remained about the same, the cost of the borrowings decreased from 5.81% to 5.48% due to the downward trend in interest rates during much of the period. Management can make no assurances regarding the future movement of interest rates, which may impact earnings in future periods.

Net Interest Income. Net interest income decreased from $ 8.6 million for the nine months ended June 30, 1998, to $8.3 million for the same period ended June 30, 1999, a decrease of $380,000 or 4.4%. The average yield on interest-earning assets decreased from 7.58% to 7.11% during the two periods while the cost of interest-bearing liabilities decreased from 5.13% to 4.84%.


The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                               For the Nine Months
                                                                                   At June 30,
                                                                     ----------------------------------------
                                                                            1999                1998
                                                                     ----------------------------------------
                                                                                    (In Thousands)
Total loans outstanding (1)                                                  $   296,363         $   299,490
                                                                     ========================================
Average loans outstanding                                                    $   274,959         $   274,679
                                                                     ========================================
Allowance balance (beginning of period)                                      $     1,035         $       852
                                                                     ----------------------------------------
Provision (credit):
  Residential (2)                                                                      -                   -
  Land and commercial real estate                                                     20                   2
  Commercial/Agricultural business                                                   312                 218
  Consumer                                                                            10                   7
                                                                     ----------------------------------------
     Total provision                                                                 342                 227
Charge-off:
  Residential                                                                          -                   -
  Land and commercial real estate                                                      -                   -
  Consumer                                                                           124                  40
                                                                     ----------------------------------------
     Total charge-offs                                                               124                  40
Recoveries:
  Residential                                                                          -                   -
  Land and commercial real estate                                                      -                   -
  Consumer                                                                            32                   9
                                                                     ----------------------------------------
     Total recoveries                                                                 32                   9
                                                                     ----------------------------------------
Net charge-offs                                                                       92                  31
                                                                     ----------------------------------------

Allowance balance (end of period)                                             $    1,285          $    1,048
                                                                     ========================================
Allowance as percent of total loans                                                0.43%               0.35%
Net loans charged off as a percent of average loans                                0.03%               0.01%

--------------------------------------------------
(1) Includes total loans (including loans held for sale), net of loans in process
(2) Includes one- to four-family and multi-family residential real estate loans.

Provision for Loan Losses. The Bank's provision for loan loss increased to $342,000 for the nine months ended June 30, 1999 and 1998. See also "Comparison of the Three Months Ended June 30, 1999 and 1998-

Provision for Loan Losses."

Non-interest Income. Total non-interest income increased $2.4 million during the nine month period ended June 30, 1999, to $3.9 million as compared to the same period in 1998. Gains on loans sold increased from $241,000 at June 30, 1998 to $1.9 million at June 30, 1999. $444,000 of the increase was a result of fixed rate mortgages that were sold in the secondary market by the Bank, because they did not fit the interest rate risk profile of the Bank, and $1.2 million of the increase was due to the sale of loans made by Homeowners. Commission income increased from $ 273,000 for the nine months ended June 30, 1998, to $672,000 for the nine months ended June 30, 1999. $364,000 of the increase in commissions was a result of insurance agency activities due to the acquisition of Insurance Planners and $36,000 was due to the sale of federal crop insurance (an ancillary activity of agricultural lending). Other service charges and fees increased from $352,000 for the nine months ended June 30, 1998, to $600,000 for the nine months ended June 30, 1999, primarily due to an increase in underwriting fees as a result of the acquisition of Homeowners.

Non-interest expense. Total non-interest expense increased $2.3 million or 37.2% over the periods compared. Compensation and benefits increased from $ 3.9 million to $5.1 million or 30.1%, due to the acquisitions of Homeowners and Insurance Planners. Other factors contributing to the increase were the hiring of critical management and related support positions, including marketing, community banking and internal audit. Occupancy and equipment expense increased by $346,000 due primarily to the Homeowners and Insurance Planners acquisitions. Data processing expense increased $60,000 to $424,000 for the period ended June 30, 1999, due to processing expenses associated with increased delivery of electronic services to customers, and to a lesser extent, as a result of the costs associated with the Corporation's Year 2000 compliance program. Professional fees increased $22,000 to $233,000 over the periods compared. Other expenses increased $642,000 from the nine months ended June 30, 1998 to $1.6 million for the nine months ended June 30, 1999. This was comprised mainly of increases in expenses as a result of the acquisitions of Insurance Planners and Homeowners and an increase in marketing expenses. In addition, $76,000 of the increase was due to goodwill associated with the acquisitions of Insurance Planners and Homeowners.

Income Tax Expense. Income taxes decreased by $122,000 or 7.9%, to $1.4 million for the nine month period ended June 30, 1999, from $1.5 million for the same period in 1998, primarily due to the decrease in income before tax and an increase in non-deductible expenses.

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

The following discussion of the implications of the Year 2000 problem for the Corporation contains numerous forward looking statements based on inherently uncertain information. The cost of the project and the date on which the Corporation plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Corporation.

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

These phases will enable the Corporation to identify risks, develop an action plan, and perform adequate testing and complete affirmation that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Bank has currently moved into Phase 5, Implementation, which involves the installation and application of Year 2000 Ready systems. Concurrently, the Corporation is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The material data processing functions for the Bank are performed and maintained by a third party vendor. The Bank has maintained ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority and all necessary changes have been competed. Testing of critical applications is complete. The Corporation has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Corporation has completed contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems) regarding their Year 2000 state of readiness. The Implementation phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation phase is targeted for completion by September 30, 1999. Also added to the implementation phase is a customer information and awareness program. This is being accomplished through communication to our customers through statement stuffers and other brochures. This is also being accomplished through staff training to help our employees answer any question that our customers may have. Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Corporation. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Total direct costs are estimated not to exceed $50,000, of which $40,000 has already been expensed. Actual costs will be charged to earnings over the next three quarters, as incurred.

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

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Corporation, such as public utilities, customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Federal regulations reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short term borrowing, and eliminated the requirement to maintain not less than 1% of short term liquid asset of such accounts and borrowings. The Bank's regulatory liquidity was 15.5% and 6.3% at June 30, 1999, and 1998, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 2000, was approximately $106.8 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity, and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At June 30, 1999, the Bank and Homeowners had loan commitments outstanding of $4.1 million. Funds required to fill these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.


Regulations require the Bank to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets, and risk-based capital to risk-weighted assets. The following table sets forth the Bank's actual capital, required capital amounts and ratios at June 30, 1999 which, at that date, exceeded the capital adequacy requirements:

                                                                                                            To Be Well
                                                                                                         Capitalized Under
                                                                                     For Capital         Prompt Corrective
                                                                Actual            Adequacy Purposes      Action Provisions
                                                         ---------------------   --------------------   --------------------
     GAAP capital, June 30, 1999                           $ 35,772
     Add:  Unrealized losses on debt
             securities held for sale
                                                                695
                                                         -----------
     Tangible equity capital and ratio to
             adjusted total assets                         $ 36,467      8.7%       $ 6,237     1.5%       $ 8,317     2.0%
                                                         ---------------------   --------------------   --------------------
     Tier 1 (Core) capital and ratio to
             adjusted total assets                         $ 36,467      8.7%      $ 16,634     4.0%      $ 20,792     5.0%
                                                         ---------------------   --------------------   --------------------
     Total risk-based capital and ratio to
             risk-weighted assets                          $ 36,467     14.5%      $ 10,097     4.0%      $ 15,145     6.0%
                                                                    ----------   --------------------   --------------------
     Tier 2 risk-based capital, Net adjustments                 662
                                                         -----------
     Total risk-based capital and ratio to
     risk-weighted assets, June 30, 1999                   $ 37,129     14.7%      $ 20,194     8.0%      $ 25,242    10.0%
                                                         =====================   ====================   ====================

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

There were no significant changes for the nine months ended June 30, 1999, from the information presented in the annual report on Form 10-K for the year ended September 30, 1998, concerning quantitative disclosures about market risk.


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

                                     PART II


ITEM 1.            LEGAL PROCEEDINGS

                   Neither the Corporation nor any of its subsidiaries were engaged in any legal proceeding of a material nature at June 30, 1999. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                                                   FSF FINANCIAL CORP.




Date:  August 5, 1999                              By: /s/ Donald A. Glas
---------------------                                  -----------------------
                                                         Donald A. Glas
                                                         Chief Executive Officer



Date:  August 5, 1999                              By:  /s/ Richard H. Burgart
---------------------                                   ----------------------
                                                         Richard H. Burgart
                                                         Chief Financial Officer