Form 10-K
period 1999-09-30
FSF FINANCIAL CORP
filed 1999-12-10
CIK 924370

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

For the fiscal year ended       September 30, 1999
                          ---------------------------
                                        - or -

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on November 30, 1999 was $ 25,729,056 (2,144,088 shares at $ 12.00 per share).

     As of November 30, 1999 there were issued and outstanding 2,795,887 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999. (Parts I, II and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 2000. (Part III)

                                      INDEX

PART I                                                             Page
                                                                   ----

Item 1.   Business....................................................1

Item 2.   Properties.................................................20

Item 3.   Legal Proceedings..........................................21

Item 4.   Submission of Matters to a Vote of Security Holders........21


PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................21

Item 6.   Selected Financial Data ...................................21

Item 7.   Management's Discussion of Financial Condition and
           Results of Operations.....................................21

Item 7A.  Quantitative and Qualitative Disclosure about Market
           Risk .....................................................21

Item 8.   Financial Statements and Supplementary Data................21

Item 9.   Change in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................21


PART III

Item 10.  Directors and Executive Officers of the Registrant.........22

Item 11.  Executive Compensation.....................................22

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management................................................22

Item 13.  Certain Relationships and Related Transactions.............22


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.................................................22

                                     PART I

ITEM 1. BUSINESS

General

FSF Financial Corp. (the "Company"), a Minnesota Corporation, was organized in May, 1994, and as of October 6, 1994, became the holding company for First Federal fsb ("First Federal" or the "Bank"). First Federal is the resulting institution of the merger of First State Federal Savings and Loan Association, Hutchinson, MN ("Hutchinson"), and First Federal Savings and Loan Association of Hastings, Hastings, MN ("Hastings"). The merger of the two institutions was completed in September, 1994 ("Merger"). Hutchinson was organized as a state chartered mutual savings and loan association in 1933 and received a federal charter in 1934. Hastings was initially chartered in 1881 as the "Dakota County Building and Loan Association" and obtained a federal charter in 1968. The Company operates three wholly owned subsidiaries, Insurance Planners, Homeowners Mortgage Corporation ("HMC") and the Bank. Insurance Planners (the "Agency") is an independent property and casualty insurance agency located in Hutchinson, MN. HMC is a mortgage banking company located in Vadnais Heights, MN. The Agency was acquired by the Company on June 1, 1998. HMC is the result of an acquisition on November 17, 1998.

First Federal's business consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Minnesota. At September 30, 1999, First Federal operated 11 retail banking offices in Minnesota.

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

Lending Activities

General. The following table sets forth the composition of the loan portfolio in dollars and in percentages of total loans at the dates indicated.

                                                                              At September 30,
                                   -------------------------------------------------------------------------------------------------
                                      1999               1998                1997               1996                1995
                                   -------------------------------------------------------------------------------------------------
                                     Amount      %      Amount      %      Amount      %        Amount      %      Amount      %
                                   -------------------------------------------------------------------------------------------------
Residential real estate:                                                (Dollars in Thousands)
   One-to-four family (1).........   $120,884    38.8   $157,340    52.2   $170,422    60.3    $150,102    64.7   $121,034     64.6
   Residential construction ......     42,937    13.8     21,960     7.3     20,796     7.4      19,676     8.5     20,366     10.9
   Multi-family ..................      5,635     1.8      2,975     1.0      3,370     1.2       3,753     1.6      3,708      2.0
                                   ------------------------------------------------------------------------------------------------
                                      169,456    54.4    182,275    60.4    194,588    68.9     173,531    74.8    145,108     77.4

Agricultural loans ...............     33,384    10.7     22,959     7.6      --         --        --       --         --       --
Land and commercial real estate ..     36,429    11.7     34,399    11.4     38,582    13.7      18,637     8.0     16,951      9.0
Commercial business ..............     29,767     9.6     21,095     7.0      8,114     2.9       6,089     2.6      2,715      1
                                      269,036    86.3    260,728    86.4    241,284    85.4     198,257    85.4    164,774     87.9
                                   ------------------------------------------------------------------------------------------------
Consumer:
   Home equity and second mortgage     24,312     7.8     23,606     7.8     20,812     7.4      17,692     7.6     10,950      5.8
   Automobile loans ..............      7,428     2.4      9,670     3.2     11,596     4.1      10,080     4.3      8,399      4.5
   Other .........................     10,898     3.5      7,605     2.5      8,821     3.1       6,075     2.6      3,326      1.8
                                   ------------------------------------------------------------------------------------------------
          Total loans                 311,674   100.0    301,609   100.0    282,513   100.0     232,104   100.0    187,449    100.0
                                                =====              =====              =====               =====               =====
Less:
   Loans in process ..............    (26,156)           (16,658)           (20,364)            (13,401)           (15,010)
   Deferred fees .................       (507)              (641)              (703)               (757)              (613)
   Allowance for loan losses .....     (1,387)            (1,035)              (852)               (776)              (764)
                                     ---------          ---------          ---------           ---------          ---------
          Total loans, net .......    $283,624           $283,275           $260,594            $217,170           $171,062
                                     =========          =========          =========           =========          =========

--------------------------------------
(1) Includes loans held for sale in the amount of $5.3 million, $2.7 million, $204,000, $443,000 and $230,000 as of September 30, 1999, 1998, 1997, 1996,
     and 1995, respectively.

The following table sets forth the loan originations, loan purchases, loan sales, and principal payments for the periods indicated:

                                                                       Years Ended September 30,
                                                 ------------------------------------------------------------------------
                                                      1999          1998          1997          1996           1995
                                                 ------------------------------------------------------------------------
                                                                           (In Thousands)
Total gross loans receivable at
    end of period                                    $  311,674    $  301,609    $  282,513    $  232,104     $  187,449
Loans originated:
  Residential real estate:
     One-to-four family                                 130,461        56,768        55,144        53,801         45,988
     Residential construction                            55,700        23,007        12,968        12,975         21,996
     Multi-family                                             -           240           190             -            437
                                                 ------------------------------------------------------------------------
         Total residential real estate                  186,161        80,015        68,302        66,776         68,421
  Land and commercial real estate                         5,900         4,960        20,077         3,241          8,588
  Commercial business                                    13,033         9,801         2,402           274            250
  Agricultural                                           28,081        27,049             -             -              -
  Consumer                                               27,503        25,740        28,465        27,270         17,465
                                                 ------------------------------------------------------------------------
          Total loans originated                        260,678       147,565       119,246        97,561         94,724
Purchase of loans                                        40,883        10,832         8,528        17,447         20,993
Sale of loan participation                               (3,000)
Sale of loans                                          (128,925)      (24,953)       (6,661)       (3,509)          (810)
Principal repayments                                   (169,131)     (112,284)      (72,035)      (63,813)       (49,651)
Other (net)                                               9,560       (2,064)         1,331       (3,031)          (172)
                                                 ------------------------------------------------------------------------
Net loan activity                                     $  10,065     $  19,096     $  50,409     $  44,655      $  65,084
                                                 ========================================================================

Maturity of Loans. The following table sets forth the maturity of the Bank's loans at September 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $136.0 million, $112.0 million, $72.0 million, $63.8 million, and $49.7 million for the years ended September 30, 1999, 1998, 1997, 1996 and 1995, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                               One-to-Four       Land,                        Commercial
                                 Family       Multi-Family                      Business,
                               Real Estate   and Commercial                 Agriculture and
                                Mortgages     Real Estate    Construction      Consumer        Total
                             -------------------------------------------------------------------------
                                                            (In Thousands)
Amounts Due:
Within 3 months              $   16,294      $   4,689       $   9,637       $  46,196      $  76,816
3 months to 1 year               20,151          9,439          33,300          18,469         81,359
                             -------------------------------------------------------------------------
Total due before one year        36,445         14,128          42,937          64,665        158,175
                             -------------------------------------------------------------------------

After 1 year:
   1 to 3 years                  19,518         12,490               -          15,307         47,315
   3 to 5 years                  17,518         13,385               -          19,227         50,130
   5 to 10 years                 19,495            480               -           4,591         24,566
   10 to 20 years                19,129          1,581               -           1,999         22,709
   Over 20 years                  8,779              -                               -          8,779
                             -------------------------------------------------------------------------
Total due after one year         84,439         27,936               -          41,124        153,499
                             -------------------------------------------------------------------------
Total amount due             $  120,884      $  42,064       $  42,937      $  105,789     $  311,674
                             =========================================================================


The following table sets forth the dollar amount of all loans due after September 30, 2000, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                         Fixed-            Balloon          Adjustable
                                                         Rates              Rates             Rates             Total
                                                     ---------------     ------------     ---------------    -------------
                                                                       (In Thousands)
One-to four-family real estate and construction           $  42,323         $  9,354           $  34,762         $ 86,439
Land, multi-family and commercial real estate                 9,414            9,715               8,807           27,936
Commercial business, agricultural and consumer               20,056                -              19,068           39,124
                                                     ---------------     ------------     ---------------    -------------
     Total                                                $  71,793         $ 19,069           $  62,637         $153,499
                                                     ===============     ============     ===============    =============

One- to Four-Family Mortgage Loans. The largest portion of mortgage loans are made for the purpose of enabling borrowers to purchase one- to four-family residences secured by first liens on the properties. The Bank and HMC originate balloon mortgage loans, ARM loans and fixed-rate mortgage loans secured by one- to four-family residences with loan terms up to 30 years. FHA and VA loans are also offered and then sold, servicing released, in the secondary market. Borrower demand for ARM loans versus fixed-rate mortgage loans depends on various factors, including, but not limited to, interest rates offered, the expectations of changes in the short- and long-term levels of interest rates and loan fees charged. The relative amount of fixed-rate mortgage loans, balloon loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. All fixed-rate loans are sold to the secondary market, some with servicing released and the bank retains servicing on some loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC").

The Bank originates three-, five- and seven-year balloon mortgage loans, the majority of which are three-year balloon mortgages. These mortgages contain no contractual assurances that the loan will be renewed. At maturity the loan is generally rewritten and re-recorded; however, if the borrower's loan payment history is satisfactory, a new appraisal is not required. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental effect that rising rates could have on net interest income because the balloon loans do not contain interest rate adjustment caps. At September 30, 1999, balloon mortgages were $29.8 million, or 9.6% of the Bank's loan portfolio.

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

Residential Construction Lending. The Bank and HMC originate residential construction loans to qualified borrowers for construction of one-to-four family residential properties primarily located in the Bank's market area. Construction loans are made to builders on a pre-sold, speculative and model home basis and primarily to owners for construction of their primary residence on a construction/permanent basis. Such loans generally have terms from six to nine months. Loans for speculative housing construction are made to area builders only after a thorough background check has been made. The background check includes an analysis of the builder's financial statements, credit reports and reference checks with sub-contractors and suppliers. The Bank usually will have no more than two speculative or model home construction loans outstanding at any time to any single builder. Loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made. Accrued interest on loan disbursements is paid monthly.

Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes because collateral value and construction costs can only be estimated at the time the loan is approved. The Bank and HMC has sought to minimize the risk by limiting construction lending to qualified borrowers primarily in the Bank's market area, by limiting the number of construction loans for speculative purposes outstanding at any time, and by installing a system to inspect the property and to monitor the loan disbursements.

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

Multi-family residential real estate loans are permanent loans secured by apartment buildings. Of primary concern in multi-family residential real estate lending is the borrower's creditworthiness, feasibility and cash flow potential of the project. Loans secured by income properties generally are larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At September 30, 1999, the five largest land acquisition and development, commercial real estate and multi-family loans ranged from $3.2 million to $5.0 million with an average committed outstanding balance of $3.9 million. All such loans were current and have performed in accordance with their terms.

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

The Bank generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 1999, the five largest commercial business loans ranged from $2.5 million to $5.0 million, with an average committed balance outstanding of $3.2 million. All such loans are current and have performed in accordance with their terms.

Agricultural Lending. The Bank originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity in the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed-rate loans with terms of up to five years.

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

Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm. At September 30, 1999, the five largest agricultural loans ranged from $947,000 to $1.5 million, with an average committed outstanding balance of $1.2 million. All such loans are in the Bank's market area, are current and have performed in accordance with their terms.

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

Loan Approval Authority and Underwriting. The primary source of mortgage loan applications is referrals from existing or past customers. Applications are also solicited from real estate brokers, contractors, call-ins and walk-ins to its offices.

Upon receipt of any loan application from a prospective borrower, a credit report is ordered and verifications of specific information relating to the loan applicant's employment, income and credit standing are requested. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. Licensed appraisers and two authorized appraisers on staff at the Bank are utilized in determining the value of property. In connection with the loan approval process, underwriters analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are underwritten, subject to the loan underwriting policies as approved by the Board of Directors. In general, loans in excess of $1.0 million must be approved by the Board of Directors.

Loan applicants are promptly notified of the decision by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged, and the notice of requirement of insurance coverage to be maintained. Title insurance or a title opinion are required on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. Flood insurance is also required, if appropriate.

Loans-to-One Borrower. Under federal law, federally-chartered savings banks have, subject to certain exemptions, aggregate lending limits to one borrower equal to 15% of the institution's unimpaired capital and surplus. As of September 30, 1999, First Federal's five largest lending relationships included $4.3 million in construction loans to a local developer, a $5.0 million line of credit to an unaffiliated mortgage-banking company, a $3.3 million commercial real estate loan, a $5.0 million commercial real estate loan and $3.8 million in land development loans to a local developer, which is approximately 6.9% of the total loans. At September 30, 1999, all of these loans were within the loans to one borrower limitations, performing in accordance with their terms, and at market rates of interest.

Loan Servicing. The Bank services substantially all of the loans which it retains in its portfolio. However, HMC does not engage in any loan servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank. At September 30, 1999, the Bank had $296,000 deposited in escrow accounts for its loans serviced for others.

The following table presents information regarding the loans serviced by the Bank for others at the dates indicated.

                                                             September 30,
                                           --------------------------------------------------
Mortgage loan portfolios serviced for:           1999            1998             1997
                                           --------------------------------------------------
                                                            (In Thousands)
          FHLMC                                 $    48,219     $    42,038      $    38,137
          Other Investors                             7,269           4,418            4,597
                                           --------------------------------------------------
                                                $    55,488     $    46,456      $    42,734
                                           ==================================================

The Bank receives fees for servicing mortgage loans, which generally amount to 0.25% per annum on the declining balance of mortgage loans. Such fees serve to compensate the Bank for the costs of performing the servicing functions. Other sources of loan servicing revenues include late charges. For the years ended September 30, 1999, 1998 and 1997, the Bank earned gross fees of $236,000, $234,000 and $204,000, respectively from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

Non-Performing and Problem Assets

Loan Collections and Delinquent Loans. The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Once a loan delinquency exceeds 60 days it is classified as special mention and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency. If the borrower is unable to cure the delinquency, the Bank will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may be the buyer if there are no offers to satisfy the debt. Any property acquired as the result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. At September 30, 1999, the Bank had $323,000 of foreclosed real estate, consisting of three one-to-four family residential loans and a commercial real estate loan. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less related disposition costs. Any write-down of the property is charged to the allowance for losses.

Non-performing Assets. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer loans are generally charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are generally placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 1999, the Bank had approximately $289,000 of loans that were more than 60 days delinquent.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated. During the periods indicated the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                                            At September 30,
                                                  -----------------------------------------------------------------------
                                                      1999          1998          1997          1996           1995
                                                  -----------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Residential construction loans                   $      -      $      -       $   393       $     -       $    209
   Permanent loans secured by one-to
      four-family units                                  205           240            25           129            138
   Permanent loans secured by non-
      residential real estate                              -             -             -             -              -
   Other                                                                 -
Non-mortgage loans:
   Commercial and agricultural                             -             -             -             -              -
   Consumer                                               22            69            82            90             33
                                                  -----------------------------------------------------------------------
Total non-accrual loans                                  227           309           500           219            380
Foreclosed real estate and real estate
   held for investment                                   323           502            72             -              -
                                                  -----------------------------------------------------------------------
Total non-performing assets                         $   550       $    811       $   572       $   219        $   380
                                                  =======================================================================
Total non-performing loans to net loans               0.08%          0.11%         0.19%         0.10%          0.22%
                                                  =======================================================================
Total non-performing loans to total assets            0.05%         0.07%          0.13%         0.06%          0.12%
                                                  =======================================================================
Total non-performing assets to total assets           0.13%         0.19%          0.15%         0.06%          0.12%
                                                  =======================================================================

During the years ended September 30, 1999, 1998, 1997, 1996 and 1995, approximately $22,403, $35,317, $22,833 $11,812, and $11,593, respectively would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods.

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

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At September 30, 1999, First Federal had total classified assets of $1.0 million of which $477,000 were considered substandard, and no assets were classified as doubtful or loss. Special mention assets totaled $562,000 at September 30, 1999.

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

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                     At September 30,
                                              ---------------------------------------------------------
                                                 1999        1998         1997       1996        1995
                                              ---------------------------------------------------------
                                                                    (Dollars in Thousands)
Total loans outstanding                        $311,674    $301,609    $282,513    $232,104    $187,449
                                              =========================================================
Average loans outstanding                      $274,676    $276,730    $237,475    $193,202    $142,711
                                              =========================================================
Allowance balance (beginning of period)        $  1,035    $    852    $    776    $    764    $    748
                                              ---------------------------------------------------------
Provision (credit):
   Residential                                       --          --        --          --          --
    Commercial real estate                           20           2          40        --          --
   Land and commercial/agricultural business        418         293        --          --          --
   Consumer                                          18           7          80          42          24
                                              ---------------------------------------------------------
       Total provision                              456         302         120          42          24
Charge-off:
   Residential                                       --          45          13          --          --
   Commercial real estate                            --          --          --          --          --
   Consumer                                         142          87          37          34          20
                                              ---------------------------------------------------------
       Total charge-offs                            142         132          50          34          20
Recoveries:
   Residential                                     --
   Commercial real estate                          --
   Consumer                                          38          13           6           4          12
                                             ----------------------------------------------------------
       Total recoveries                              38          13           6           4          12
                                             ----------------------------------------------------------
Net charge-offs                                     104         119          44          30           8
                                             ----------------------------------------------------------
Allowance balance (at end of period)           $  1,387    $  1,035    $    852    $    776    $    764
                                             ==========================================================
Allowance as percent of total loans               0.45%       0.34%       0.30%       0.33%       0.41%
Net loans charged off as a percent of
   average loans                                  0.04%       0.04%       0.02%       0.01%       0.01%

To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, First Federal's experience regarding charge-offs and recoveries and the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 1999, is adequate. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the breakdown by loan category of the allowance for loan losses.

                                                                           September 30,
                                       ---------------------------------------------------------------------------------------------
                                         1999               1998               1997               1996               1995
                                       ---------------------------------------------------------------------------------------------
                                                 Percent            Percent            Percent            Percent            Percent
                                                 of Total           of Total           of Total          of Total           of Total
                                        Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                                       ---------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Real estate loans                        $   368    54.4%   $   368    60.4%     $ 413    68.9%    $ 426     74.8%    $ 675    77.5%
Consumer and commercial business, land,             45.6%              39.6%              31.1%              25.2%             22.5%
commercial real estate and agricultural    1,019                667                439               350                 89
                                       ---------------------------------------------------------------------------------------------
                                         $ 1,387   100.0%   $ 1,035   100.0%     $ 852   100.0%    $ 776    100.0%    $ 764   100.0%
                                       =============================================================================================

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

Mortgage-backed and Related Securities. First Federal invests in residential mortgage-backed securities guaranteed by participation certificates issues by FHLMC, Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). The mortgage-backed securities portfolio as of September 30, 1999, consisted primarily of Real Estate Mortgage Investment Conduits ("REMICs") ($43.4 million) and a FNMA certificate ($1.1 million).

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

The REMICs held by First Federal at September 30, 1999, consisted of floating-rate tranches. The interest rate of all of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. None of the securities are deemed to be "High Risk" according to OTS guidelines. The securities are primarily companion tranches to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs are allocated to the companion tranches. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranches. Although the timing of principal payments may be impacted by the amount of prepayments (the higher the level of prepayments, the sooner the principal will be received), all of the principal and interest payments are guaranteed.

Investment Securities. First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectations of future yield levels, as well as management's projections as to the short-term demand for funds to be used in First Federal's loan origination and other activities. These securities consisted mainly of U.S. Government Securities and U.S. government agency obligations. The Bank also invests in debt and equity securities.

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

Investment and Mortgage-backed Securities Portfolio. The following table sets forth the carrying value of First Federal's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dates indicated. At September 30, 1999, the market value of the debt and equity securities portfolio (including securities available for sale) and mortgage-backed and related securities portfolio (including mortgage-backed securities available for sale) was $51.1 and $42.3 million, respectively.




                                                         September 30,
                                                --------------------------------
                                                  1999        1998        1997
                                                --------   ---------    --------
                                                         (In Thousands)
Investment securities:
   Debt securities                             $ 19,937    $ 24,412    $ 37,876
   Debt securities available for sale            12,794       3,010       1,000
   FHLB Stock                                     7,363       7,363       6,692
   Equity securities available for sale          11,921      12,096      12,619
                                               --------    --------    --------
Total investment securities                      52,015      46,881      58,187
Interest-bearing deposits                        16,020      17,370       3,645
Federal funds sold                                   --          --          --
Mortgage-backed and related securities:
   Mortgage-backed and related securities        27,587      36,418      38,539
   Mortgage-backed and related securities
       available for sale                        15,979      16,574      16,699
                                               --------    --------    --------
Total mortgage-backed and related securities
                                                 43,566      52,992      55,238
                                               --------    --------    --------
Total investments                              $111,601    $117,243    $117,070
                                               ========    ========    ========

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at September 30, 1999.

               September
               30, 1999
               ---------------------------------------------------------------------------------------------------------------------
                                                                                           More than               Total
                   Adjustable     One Year or Less One to Five Years Five to Ten Years     Ten Years        Investment Securities
               ----------------- ----------------- ----------------- ----------------- ----------------- ---------------------------
               Carrying  Average Carrying  Average Carrying  Average Carrying  Average Carrying  Average Carrying Average   Market
                Value    Yield     Value   Yield     Value   Yield     Value    Yield    Value   Yield     Value  Yield     Value
                -----    -----     -----   -----     -----   -----     -----    -----    -----   -----     -----  -----     -----
                                  (Dollars in Thousands)
U. S.
  Government
  and Federal
  Agency
  Obligations
  held to
  maturity     $     -       - % $ 1,570    6.07 % $ 5,067    3.62 % $ 7,087   3.78 %    $ 6,213  7.47 % $ 19,937  5.07 % $ 18,999
Federal Agency
  Obligations
  available
  for sale           -       -         -       -    12,794    6.27         -      -            -     -     12,794  6.27     12,794
Equity
  Securities
  available
  for sale      11,921    5.04         -       -         -       -         -      -            -     -     11,921  5.04     11,921
FHLB Stock         N/A     N/A       N/A     N/A       N/A     N/A       N/A    N/A          N/A   N/A             6.35
                                                                                                            7,363            7,363
Mortgage-
  backed and
  related
  securities
  held to
  maturity
                26,415    5.58         -       -         2    6.50        14   7.59        1,156  7.37     27,587  5.66     26,338
Mortgage-
  backed and
  related
  securities
  available
  for sale      15,979    5.47         -       -         -       -         -      -            -     -     15,979  5.47     15,979
Interest-
  bearing
  deposits      16,020    5.05         -       -         -       -         -      -            -     -     16,020  5.05     16,020
               -------          ---------         ---------         ---------          ---------         --------         ---------
    Total      $70,335    5.26 % $ 1,570    6.07 % $17,863    5.52 % $ 7,101   3.79 %    $ 7,369  7.45 % $111,601  5.49 % $109,414
               =======          =========         =========         =========          =========         ========         =========

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

The following table shows the amounts of First Federal's deposits by type of account at the dates indicated.

                                          (In Thousands)
NOW Accounts                      $ 19,366   $ 22,136   $ 24,740
Commercial Demand                   13,586      8,163      3,319
Savings Accounts                    65,554     53,984     47,847
                                  ------------------------------
                                    98,506     84,283     75,906
                                  ------------------------------
Certificates of Deposit:
   3.00 to 4.00%                    10,013      3,744      4,204
   4.01 to 5.00%                    17,520     17,925     14,796
   5.01 to 6.00%                    66,280     52,303     50,460
   6.01 to 7.00%                    37,739     62,462     56,604
   7.01 to 8.00%                       180      3,143
                                                              --
   8.01% and over                    1,413      2,682      6,276
                                  ------------------------------
                                   133,145    142,259    132,340
                                  ------------------------------
        Total deposits            $231,651   $226,542   $208,246
                                  ==============================

The following table sets forth the amount and maturities of time deposits at September 30, 1999.
                                           Amount Due
                ----------------------------------------------------------------
                  Less than     1 - 2       2 - 3   Greater than
                  One Year      Years       Years      3 years       Total
                ----------------------------------------------------------------
Interest Rate                           (In Thousands)
2.01 - 4.00%     $   6,549    $ 3,464     $     -     $     -      $ 10,013
4.01 - 6.00%        74,230      3,620       2,434       3,516        83,800
6.01 - 8.00%        26,373     10,682         456         408        37,919
Over 8.00%           1,413          -            -           -         1,413
                -------------------------------------------------------------
                 $ 108,565    $17,766     $ 2,890    $  3,924      $133,145
                =============================================================

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999.

                                                Certificates
                                                     of
     Maturity Period                              Deposits
                                                 ----------
                                                    (In
                                                 Thousands)
     Within three months                          $   7,348
     Three through six months
                                                      3,133
     Six through twelve months
                                                      7,911
     Over twelve months
                                                     2,289
                                                 ----------
                                                  $  20,681
                                                 ==========

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

                                              As of and for the Years Ended
                                                    September 30,
                                      ------------------------------------------
                                          1999          1998          1997
                                      ------------------------------------------
                                               (Dollars in Thousands)
      Maximum balance                  $ 144,177     $ 147,234     $ 113,839
      Average balance                    143,123       145,459       120,093
      Balance at end of period           140,967       144,177       133,817
      Weighted average rate:
           at end of period                5.39%         5.42%         5.83%
           during the period               5.47%         5.79%         5.83%

It is First Federal's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

Subsidiary Activity

As of September 30, 1999, the Company had three directly owned subsidiaries: the Bank, HMC and the Agency.

First Federal is permitted to invest up to 2% of its assets in the capital stock of, in secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1999, First Federal was authorized to invest up to approximately $8.4 million in the stock of service corporations (based upon the 2% limitation). First Federal has one wholly-owned subsidiary, Firstate Services, Inc. ("FSI"). FSI was incorporated in the State of Minnesota in August, 1983, and is engaged in the sale, on an agency basis, of mutual funds, annuities and life, credit life and disability insurance products. As of September 30, 1999, the net book value of First Federal's investment in stock, unsecured loans, and conforming loans in its subsidiary was $255,172. For the fiscal year ended September 30, 1999, FSI had net income of $58,585.

Insurance Planners ("the Agency") was incorporated in the State of Minnesota in August, 1983, and is engaged in the sale, on an agency basis, of property and casualty insurance products. As of September 30, 1999, the net book value of the Company's investment in stock , unsecured loans, and conforming loans in its subsidiary was $702,150. For the fiscal year ended September 30, 1999 the Agency had net income of $22,214.

On November 17, 1998, the Company acquired, in a transaction that was a combination of stock and cash, all of the outstanding shares of Homeowners Mortgage Corporation ("HMC"). HMC was incorporated in the State of Minnesota in 1988, and originates residential mortgage loans from two locations in Minnesota. As of September 30, 1999, the net book value of the Company's investment in stock, unsecured loans and conforming loans in its subsidiary was $3.2 million. For the ten month period ended September 30, 1999, Homeowners had a net loss of $63,918.

Personnel

As of September 30,1999, First Federal had 87 full-time employees and 48 part-time employees, representing a total of 115.8 full-time equivalents. The employees are not represented by a collective bargaining agreement.
First Federal believes its relationship with its employees is satisfactory.

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

Federal Home Loan Bank System
As a member of the FHLB System, First Federal is required to own capital stock in its regional FHLB, the FHLB of Des Moines, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each year, or 5% of its outstanding borrowings from the FHLB of Des Moines. First Federal was in compliance with this requirement, with an investment of $7.4 million in FHLB of Des Moines stock at September 30, 1999. The FHLB of Des Moines serves as a reserve or central bank for the member institutions within its assigned region, the Eighth FHLB District. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.
It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Des Moines.

Current law requires each FHLB to transfer a certain portion of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the entity established to raise funds to resolve troubled thrift cases, to fund the principal and a portion of the interest on bonds issued by the REFCORP and certain other obligations. In addition, each FHLB is required to transfer 10% of its annual net earnings to fund certain affordable housing programs. As a result of these requirements and other factors, the FHLB of Des Moines has experienced reduced earnings since these provisions became effective in 1989. It is anticipated that this may continue and that First Federal will continue to receive a reduced level of dividends on its FHLB of Des Moines stock in future periods. During 1999, 1998, and 1997, First Federal recorded dividend income of $466,665, $491,888, and $417,929, respectively, on its FHLB of Des Moines stock.

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

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution and assess the credit needs of those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, and savings and loan holding company acquisitions. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. The OTS assigns CRA ratings of "outstanding, satisfactory, need to improve, or substantial noncompliance". First Federal was rated "satisfactory" in its last CRA examination in May, 1999.

Regulatory Capital Requirement. The following table reflects, in both dollars and ratios, First Federal's regulatory capital position as of September 30, 1999, as well as the requirements at that date.
                                                        Required
                               First Federal fsb        minimum       Excess
                               regulatory capital     regulatory    regulatory
                               Amount   Percent(1)      capital       capital
                             -------------------------------------------------
                                          (Dollars in Thousands)
Tangible equity               $37,246       9.0%        $ 6,201       $31,045
Tier 1 (Core) capital          37,246       9.0%         16,536       $20,710
Tier 1 risk-based capital      37,246      14.2%         10,528       $26,718
Total risk-based capital       37,629      14.3%         21,057       $16,572
-----------------------------------------
(1)Based upon a percentage of adjusted total assets for tangible and core capital and a percentage of risk-adjusted assets for risk-based capital.

OTS regulated institutions are required to maintain additional risk-based capital equal to one-half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. The one exception to this general rule is that if the three month Treasury bond equivalent yield falls below 4%, an institution would measure the hypothetical downward change at one-half of that Treasury yield. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected cash outflows on its liabilities, plus the net expected cash flows from existing off-balance sheet contract, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Both the "net portfolio value" and the "economic value" include, as specified in the regulation, the book value of assets and liabilities that are not interest rate sensitive. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. Based on the assets and liabilities comprising First Federal's statement of financial condition as of September 30, 1999, there was no additional increase required in First Federal's minimum capital requirement.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1989 ("FDICIA"), among other things, established a system of prompt corrective action to resolve problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total (risk-based) capital of 10.0% or more, has a Tier I (risk-based) capital ratio of 6.0% or more, has Tier 1 (core) capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total (risk-based) capital ratio of 8.0% or more, Tier I (risk-based) ratio of 4.0% or more and a Tier 1
(core) capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) "undercapitalized" if it has a total (risk-based) capital ratio that is less than 6.0%, a Tier I (risk-based) capital ratio that is less than 4.0% or a Tier 1 (core) capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total (risk-based) capital ratio that is less than 6.0%, a Tier I (risk-based) capital ratio that is less than 3.0% or a Tier 1
(core) capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1999 First Federal was a "well capitalized institution" as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to capital distributions, including cash dividends.

A savings association that is a subsidiary of a savings and loan holding company, such as the Association after the conversion, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that the distribution would constitute an unsafe or unsound practice.

A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a Qualified Thrift Lender ("QTL") test. If an institution maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including mortgage-backed securities) ("QTIs") on a monthly basis in nine out of every 12 months and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of September 30, 1999, First Federal was in compliance with its QTL requirement with 74.4% of assets invested in QTIs.

Loans-to-One Borrower.  See "Lending Activities -- Loans-to-One Borrower."

Transactions with Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company, the Agency, HMC and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1999, the Bank was in compliance with all applicable requirements.

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

Recent Developments - Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities.

ITEM 2.  PROPERTIES

The Bank operates from its main office located at 201 Main Street South, Hutchinson, Minnesota. The Bank owns this 20,000 square feet office facility which it built in 1985/86. The total investment in property and equipment at 201 Main Street South had a net book value of $1.7 million at September 30, 1999.

Additional offices, either owned or leased by the Bank and HMC, are set forth below with information regarding net book value of the premises and equipment at such facilities at September 30, 1999.

                                 Year
                             Acquired or        Net Book
                              Date Lease        Value at         Square
Location                       Expires     September 30, 1999    Footage
-------------------------   --------------------------------------------
                                          (Dollars in thousands)
14994 Glazier Avenue
Apple Valley, MN  55124         1989              $257            3,000

19 Central Avenue
Buffalo, MN  55313              1973               71             1,800

305 10th Avenue S
Buffalo, MN  55313              1999             1,188            5,620

1002 Greeley Avenue
Glencoe, MN  55336             2000(1)             57             1,100

1320 South Frontage Road
Hastings, MN  55033             1984              851            15,000

905 Highway 15 South,
Frontage Road
Hutchinson, MN  55350           1980              204             1,400

6505 Cahill Avenue
Inver Grove Heights, MN  55075  1979              329             3,000

501 North Sibley Avenue
Litchfield, MN  55355           1978              183             2,400

200 East Frontage Road,
Highway 5
Waconia, MN  55387              1985              339             2,400

122 East Second Street
Winthrop, MN  55396           2000 (2)             8               950

113 Waite Avenue South
Waite Park, MN  56387         2003 (3)             52              550

135 3rd Avenue SW
Hutchinson, MN  55350         2001 (4)             33             1,200

1001 Labore Industrial Court
 Suite E
Vadnais Heights, MN  55110    2001 (5)             60             7,748


(1) One year lease expires in April, 2000 with option to renew for one year terms thereafter. The Bank expects to renew the lease.
(2) Lease expires in July, 2000 with option to renew for one year terms. The Bank expects to renew the lease.
(3) Lease expires in September, 2003 with an option to renew for an additional five year term.
(4)  Lease expires September, 2001 with an option to renew for one year terms.
(5) Lease expires January, 2001 with the option to renew for 2 additional years.

The Bank leases approximately 1,400 square feet of the property in Hastings, Minnesota under a three year operating lease. This lease will expire April 14, 2000, with annual rents totaling $8,317 in addition to their proportionate share of the operating expenses.

The Agency operates from its main office located at 135 3rd Avenue Southeast, Hutchinson, Minnesota and also has an office within the Bank's building in Buffalo, Minnesota. Those facilities are covered by a month to month lease under the terms of an expense sharing agreement.

HMC operates from its main office located at 1001 Labore Industrial Court, Vadnais Heights, Minnesota and also has an office within the Bank's building in Hastings, Minnesota. These facilities are covered by a month to month lease under the terms of an expense sharing agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

In connection with the acquisitions of the Agency and HMC, the Company issued an additional 116,800 shares of common stock, and registered the shares with the Securities and Exchange Commission on July 21, 1999.

For additional information relating to the market for Registrant's common equity and related stockholder matters, see "Corporate Profile and Stock Market Information" in the Registrant's 1999 Annual Report to Stockholders on page 1, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The above-captioned information appears under "Selected Financial Data" in the Registrant's 1999 Annual Report to Stockholders on page 2 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1999 Annual Report to Stockholders on Pages 4 through 14 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The above information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's 1999 Annual Report to Stockholders on pages 4 through 7 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and its subsidiary, together with the report thereon by Bertram Cooper & Co., LLP appears in the Bank's 1999 Annual Report to Stockholders on pages 15 through 40 and are incorporated herein by reference.

Quarterly Results of Operations on page 41 of the 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" at pages 3 to 8 the Registrant's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on January 18, 2000 (the "Proxy Statement"), which was filed with the Commission on December 10, 1999, and incorporated herein by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Bank are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders. PAGE

Independent Auditors' Report .  . . . . . . . . . . . . . . . . . .     15
Consolidated Statements of Financial Condition as of
  September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . .     16
Consolidated Statements of Income for the Years
  Ended September 30, 1999, 1998 and 1997 . . . . . . . . . . . . .     17
Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended September 30, 1999, 1998 and 1997 . . . . . . . . . .
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1999, 1998 and 1997 . . . . . . . . . . . . . . . .     19
Notes to Consolidated Financial Statements  . . . . . . . . . . . .     21

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

    2.1     Plan of Conversion Merger of Hutchinson and Hastings *
    2.2     Agreement of Merger *
    3.1     Articles of Incorporation of FSF Financial Corp. *
    3.2     Bylaws of FSF Financial Corp. *
    4.0     Stock Certificate of FSF Financial Corp. *
   10.1     Form of Employment Agreement with Donald A. Glas, George B. Loban and Richard H. Burgart *
   10.2     First Federal fsb Management Stock Plan**
   10.3     FSF Financial Corp. 1996 Stock Option Plan**
   10.4     FSF Financial Corp. 1998 Stock Compensation Plan***
   13.0     1999 Annual Report to Stockholders
   21.0     Subsidiary Information

   23.0     Consent of Accountant
   27.0     Financial Data Schedule ****
---------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission, on June 1, 1994, Registration No. 33-79570.
** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 17, 1996, and filed with the Commission on December 13, 1995.
*** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 20, 1998, and filed with the Commission on December 10, 1997.
**** Included with electronic filing only.

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FSF Financial Corp.

Dated:  December 10, 1999                 By:  /s/ Donald A. Glas
                                               ------------------
                                               Donald A. Glas
                                               Co-Chair of the Board and Chief
                                               Executive Officer
                                               (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated,



By:   /s/ Donald A. Glas                     By:     /s/ Richard H. Burgart
      ------------------                             ----------------------
      Donald A. Glas                                 Richard H. Burgart
      Co-Chair of the Board                          Chief Financial Officer
      and Chief Executive Officer                      and Treasurer
      (Principal Executive Officer)                  (Principal Financial and
                                                       Accounting Officer)
                                                     Director

Date:  December 10, 1999                      Date:  December 10, 1999



By:    /s/ George B. Loban                    By:    /s/ Sever B. Knutson
       -------------------                           --------------------
       George B. Loban                               Sever B. Knutson
       Co-Chair of the Board and President           Director

Date:  December 10, 1999                      Date:  December 10, 1999


By:    /s/ Roger R. Stearns                   By:    /s/ James J. Caturia
       --------------------                          --------------------
       Roger R. Stearns                              James J. Caturia
       Director                                      Director

Date:  December 10, 1999                      Date:  December 10, 1999



By:    /s/ Jerome R. Dempsey
       ---------------------
       Jerome R. Dempsey
       Director

Date:  December 10, 1999