Form 10-Q
period 1999-12-31
FSF FINANCIAL CORP
filed 2000-02-04
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Minnesota                                            41-1783064
 (State or other jurisdiction of incorporation (IRS employer identification no.) or organization)

201 Main Street South,  Hutchinson, Minnesota                     55350-2573
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           (320) 234-4500


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 3, 2000.
                                                           ----------------

         Class                                                   Outstanding
         -----                                                   -----------
$.10 par value common stock                                    2,675,387 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I -  CONSOLIDATED FINANCIAL INFORMATION

Item 1.   Financial Statements                                             1
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        6
Item 3.   Quantitative and Qualitative Disclosures About Market Risk      13

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               14
Item 2.   Changes in Securities                                           14
Item 3.   Defaults upon Senior Securities                                 14
Item 4.   Submission of Matters to a Vote of Security Holders             14
Item 5.   Other Materially Important Events                               14
Item 6.   Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                15

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,      September 30,
                                                                                                1999              1999*
                                                                                         ------------------------------------
                                                                                                      (In thousands)
                                                         ASSETS
                                                         ------

Cash and cash equivalents                                                                  $    12,107       $    19,265
Securities available for sale, at fair value:
   Equity securities                                                                            19,272            19,284
   Mortgage-backed and related securities                                                       15,947            15,979
   Debt securities                                                                              12,723            12,794
Securities held to maturity, at amortized cost:
   Debt securities (Fair value of $18,165 and $18,999)                                          19,374            19,937
   Mortgage-backed and related securities (Fair value of $26,557 and $26,338)                   27,370            27,587
Loans held for sale                                                                              4,410             5,334
Loan receivable, net                                                                           288,093           278,290
Foreclosed real estate                                                                             125               323
Accrued interest receivable                                                                      3,299             3,328
Premises and equipment                                                                           5,273             5,314
Other assets                                                                                    10,449            10,659
                                                                                     ------------------------------------

          Total Assets                                                                     $   418,442       $   418,094
                                                                                     ====================================
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------
Liabilities:
     Demand Deposits                                                                       $    36,071       $    32,952
     Savings accounts                                                                           69,511            65,554
     Certificates of deposit                                                                   126,965           133,145
                                                                                     ------------------------------------
          Total Deposits                                                                       232,547           231,651
     Federal Home Loan Bank borrowings                                                         140,919           140,967
     Advances from borrowers for taxes and insurance                                               373               669
     Other liabilities                                                                           2,479             2,482
                                                                                     ------------------------------------
          Total liabilities                                                                    376,318           375,769
                                                                                     ------------------------------------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
          authorized, no shares issued                                                               -                 -
     Common stock, $.10 par value 10,000,000 shares authorized,
          4,501,277 and 4,501,277 shares issued                                                    450               450
     Additional paid in capital                                                                 43,310            43,292
     Retained earnings, substantially restricted                                                27,121            26,627
     Treasury stock at cost (1,759,390 and 1,695,390 shares)                                   (25,364)          (24,575)
     Unearned ESOP shares at cost (154,620 and 162,798 shares)                                  (1,546)           (1,628)
     Unearned MSP stock grants at cost (42,964 and 49,825 shares)                                 (455)             (528)
     Accumulated comprehensive income (loss)                                                    (1,392)           (1,313)
                                                                                     ------------------------------------
          Total Stockholders' equity                                                            42,124            42,325
                                                                                     ------------------------------------

          Total Liabilities and Stockholders' Equity                                       $   418,442       $   418,094
                                                                                     ====================================

--------------------------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1999 has been taken from the audited statements of financial condition of and for that date

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                             For Three Months
                                                                                            Ended December 31,
                                                                                    -----------------------------------
                                                                                          1999              1998

                                                                                   -----------------------------------
Interest income:
     Loans receivable                                                                       $   6,110        $   5,960
     Mortgage-backed and related securities                                                       655              579
     Investment securities                                                                        769              964
                                                                                    -----------------------------------
          Total interest income                                                                 7,534            7,503
                                                                                    -----------------------------------
Interest expense:
     Deposits                                                                                   2,460            2,670
     Borrowed funds                                                                             1,926            2,034
                                                                                    -----------------------------------
          Total interest expense                                                                4,386            4,704
                                                                                    -----------------------------------
          Net interest income                                                                   3,148            2,799
     Provision for loan losses                                                                     54              114
                                                                                    -----------------------------------
          Net interest income after provision for loan losses                                   3,094            2,685
                                                                                    -----------------------------------
Non-interest income:
     Gain on sale of loans - net                                                                  346              700
     Other service charges and fees                                                               202              133
     Service charges on deposit accounts                                                          311              210
     Commission income                                                                            240              231
     Other                                                                                         97               10
                                                                                    -----------------------------------
          Total non-interest income                                                             1,196            1,284
                                                                                    -----------------------------------
Non-interest expense:
     Compensation and benefits                                                                  1,833            1,631
     Occupancy and equipment                                                                      298              247
     Deposit insurance premiums                                                                    34               32
     Data processing                                                                              163              145
     Professional fees                                                                             74               75
     Other                                                                                        544              419
                                                                                    -----------------------------------
          Total non-interest expense                                                            2,946            2,549
                                                                                    -----------------------------------
          Income before provision for income taxes                                              1,344            1,420

Income tax expense                                                                                523              578
                                                                                    -----------------------------------

          Net income                                                                         $    821         $    842
                                                                                    ===================================

Basic earnings per share                                                                     $   0.32         $   0.32
Diluted earnings per share                                                                   $   0.31         $   0.30
Cash dividend declared per common share                                                      $  0.125         $  0.125

Comprehensive income                                                                         $    742         $    234
                                                                                    ===================================


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months
                                                                                                  Ended
                                                                                               December 31,
                                                                                     ---------------------------------
                                                                                           1999            1998
                                                                                     ---------------------------------
                                                                                              (In thousands)
Cash flows from operating activities:
     Net income                                                                               $   821         $   842
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation                                                                                 139              99
     Net amortization of discounts and premiums on
        securities held to maturity                                                               (18)            (11)
     Provision for loan losses                                                                     54             114
     Net market value adjustment on ESOP shares                                                    18              35
     Amortization of ESOP and MSP stock compensation                                              154             155
     Amortization of intangibles                                                                   27              16
     Net gain on sale of assets                                                                   (36)            (11)
     Net loan fees deferred and amortized                                                          (5)             (7)
     Loans originated for sale                                                                (14,024)        (45,518)
     Loans sold                                                                                14,948          37,744
     (Increase) decrease in:
        Accrued interest receivable                                                                28             226
        Other assets                                                                              183             283
        Other liabilities                                                                         244             421
                                                                                     ---------------------------------
Net cash provided by (used in) operating activities                                             2,533          (5,612)
                                                                                     ---------------------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                                    (1,318)         18,355
     Purchase of loans                                                                         (8,533)         (4,250)
     Principal payments on mortgage-related securities held to maturity                           218           4,707
     Purchase of securities available for sale                                                      -          (8,000)
     Proceeds from maturities of securities available for sale                                      -           3,000
     Proceeds from maturities of  securities held to maturity                                     570           3,000
     Investments in foreclosed real estate                                                         (6)            (39)
     Proceeds from sale of REO                                                                    240             500
     Purchases of equipment and property improvements                                             (99)           (184)
     Acquisition of Homeowners Mortgage Corporation, net of cash acquired                           -          (1,245)
                                                                                     ---------------------------------
Net cash provided by (used in) investing activities                                        $  (8,928)       $  15,844
                                                                                     ---------------------------------


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                               Three Months
                                                                                                  Ended
                                                                                               December 31,
                                                                                     ---------------------------------
                                                                                           1999            1998
                                                                                     ---------------------------------
                                                                                              (In thousands)
Cash flows from financing activities:
     Net increase in deposits,                                                                $   896        $  8,318
     FHLB advances                                                                             70,500               -
     Payments on FHLB advances                                                                (70,548)            (56)
     Net short-term borrowings                                                                   (200)          2,425
     Net decrease in mortgage escrow funds                                                       (296)           (402)
     Treasury stock purchased                                                                    (790)           (139)
     Proceeds from exercise of stock options                                                        -            (332)
     Dividends on common stock                                                                   (325)             63
                                                                                     ---------------------------------
Net cash provided by (used in) financing activities                                              (763)          9,877
                                                                                     ---------------------------------

Net (decrease) increase in cash and cash equivalents                                           (7,158)         20,109

Cash and cash equivalents:
     Beginning of period                                                                       19,265          22,597
                                                                                     ---------------------------------

     End of period                                                                          $  12,107       $  42,706
                                                                                     =================================

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                                       $   1,928       $   2,003
        Interest on deposits                                                                    2,629           2,603
        Income taxes                                                                              238             329

Supplemental schedule of non-cash investing and financing activities:

     Reinvested amounts of capital gains and dividends
        from mutual fund investments                                                                8              22
     Acquisition of Homeowners Mortgage Corporation non-cash
        asset, net of assumed liabilities                                                           -           1,037


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 - PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three months ended December 31, 1999, include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Homeowners Mortgage Corporation ("HMC"), Insurance Planners of Hutchinson, Inc. ("the Agency"), First Federal fsb (the "Bank") and Firstate Services, a wholly owned subsidiary of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended December 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE 3 - BUSINESS SEGMENTS
         The Corporation's reportable business segments are business units that offer different products and services that are marketed through different channels. The Corporation has identified its wholly-owned subsidiaries, the Bank and HMC, as reportable business segments. Firstate Services, the Agency and FSF Financial Corp. (the Holding Company) did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "Other" category.

                                                     Bank            HMC                                       Consolidated
                                                 Stand-alone     Stand-alone       Other       Eliminations       Total
                                                -----------------------------------------------------------------------------
As of and for the quarter ended December 31, 1999
   From Operations
        Interest income from external sources     $  7,507,192     $    52,999   $     25,826  $            -   $  7,586,017
        Non-interest income from external                                                                   -
          sources                                      629,808         346,791        219,344                      1,195,943
        Inter-segment interest income                   56,163               -      3,036,450      (3,092,613)             -
        Interest expense                             4,384,327          60,892              -         (58,875)     4,386,344
        Provision for loan loss                         54,000               -              -               -         54,000
        Depreciation and Amortization                  156,971           7,078          1,744               -        165,793
        Other non-interest expense                   2,249,478         530,047        292,262        (126,104)     2,945,683
        Net Income                                $    897,593     $   (68,012)  $  2,991,877  $   (3,000,000)  $    821,458
                                                =============================================================================
   Total Assets                                   $411,494,643     $ 5,804,290   $ 44,377,536  $  (43,234,237)  $418,442,232
                                                =============================================================================

As of and for the quarter ended December 31, 1998
   From Operations
        Interest income from external sources     $  7,439,860     $    49,367   $     13,433  $            -   $  7,502,660
        Non-interest income from external                                                                   -
          sources                                      614,626         462,032        206,443                      1,283,101
        Inter-segment interest income                   35,008               -      3,041,312      (3,076,320)             -
        Provision for loan loss                      4,666,183          73,445              -         (36,239)     4,703,389
        Depreciation and Amortization                  114,000               -              -               -        114,000
        Other non-interest expense                      98,552          10,770          5,494               -        114,816
        Income tax expense (benefit)                 1,958,663         337,881        292,091        (40,081)      2,548,554
        Net Income                                $    786,800     $    55,235   $  2,999,774  $  (3,000,000)   $    841,809
                                                =============================================================================
   Total Assets                                   $416,953,908     $15,078,369   $ 46,277,926  $ (44,743,116)   $433,567,087
                                                =============================================================================







NOTE 4 - EARNINGS PER SHARE
         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three month period ended December 31, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,590,702 and 2,654,967, respectively. For the three month period ended December 31, 1998, the weighted average number of shares outstanding were 2,666,112 and 2,797,492, respectively.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Corporation's total assets at December 31, 1999, and September 30, 1999, totaled $418.4 million and $418.1 million, respectively. The increase of $0.3 million was primarily a result of a decrease in interest bearing cash equivalents and an increase in loans receivable.

Cash and cash equivalents decreased from $19.3 million at September 30, 1999, to $12.1 million at December 31, 1999, or a decrease of $7.2 million. The Corporation utilizes excess liquidity to fund the purchase of treasury shares and loan originations. The decrease in liquidity was primarily a result of loan originations.

Securities available for sale decreased $115,000 between December 31, 1999, and September 30, 1999, as a result of market value changes.

Securities held to maturity decreased from $47.5 million at September 30, 1999, to $46.7 million at December 31, 1999. The proceeds were used to help fund the purchase of treasury shares and pay dividends. This decrease was primarily due to $570,000 of securities maturing during the period and principal payments from mortgage-backed and related securities.

Loans held for sale decreased $924,000 to $4.4 million at December 31, 1999, from $5.3 million at September 30, 1999. As of December 31, 1999, the Bank and Homeowners had forward commitments to sell all of their loans held for sale in the secondary market. Payments usually occur within fourteen days of funding.

Loans receivable increased $9.8 million or 3.5% to $288.1 million at December 31, 1999, from $278.3 million at September 30, 1999. Residential mortgage originations decreased by $13.3 million, and when combined with the sale and prepayments of residential mortgages, resulted in a decrease in one-to-four family residential mortgages of $5.6 million. Agricultural and commercial business loans increased by $1.3 and $2.4 million, respectively. To supplement originations, the Bank purchased $8.5 million of commercial business loans. The commercial loans purchased that meet the risk profile established by the Bank, generally have interest rates that are based on the "Prime" rate as published in the Wall Street Journal, and provide the Bank with the opportunity to continue to diversify the composition of its loan portfolio and shorten the length of maturity of the portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                Three Months
                                              Ended December 31,
                                       -------------------------------
                                            1999               1998
                                       -------------------------------
   Loans Originated:                            (In Thousands)
     Residential mortgages             $    37,926            $51,219
     Land and commercial real estate           468              2,313
     Agricultural                            4,916              4,020
     Commercial business                     4,111              1,431
     Consumer                                8,559              6,667
                                       -------------------------------
         Total Loans Originated             55,980             65,650
                                       -------------------------------
   Loans Purchased:
     Construction                                -              3,400
     Commercial Business                     8,533                849
                                       -------------------------------
         Total loans purchased               8,533              4,249
                                       -------------------------------
   Total New Loans                     $    64,513        $    69,899
                                       ===============================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                               December 31,                     September 30,
                                                                   1999                               1999
                                                     --------------------------------------------------------------------
                                                           Amount             %              Amount              %
                                                     --------------------------------------------------------------------
Residential real estate:                                                    (Dollars in Thousands)
   One-to-four family  (1)                                   $  115,250          36.0          $   120,884          38.8
   Residential construction                                      49,289          15.4               42,937          13.8
   Multi-family                                                   4,106           1.3                5,635           1.8
                                                     --------------------------------------------------------------------
                                                                168,645          52.7              169,456          54.4
Agricultural loans                                               34,716          10.9               33,384          10.7
Land and commercial real estate                                  39,250          12.3               36,429          11.7
Commercial business                                              32,119          10.0               32,119           9.6
                                                     --------------------------------------------------------------------
                                                                274,730          85.9              269,036          86.3
Consumer:
   Home equity and second mortgages                              24,279           7.6               24,312           7.8
   Automobile loans                                               7,515           2.4                7,428           2.4
   Other                                                         13,246           4.1               10,898           3.5
                                                     --------------------------------------------------------------------
          Total loans                                           319,770         100.0              311,674         100.0
                                                                          ===========                        ===========
Less:
   Loans in process                                             (25,339)                           (26,156)
   Deferred fees                                                   (502)                              (507)
   Allowance for loan losses                                     (1,426)                            (1,387)
                                                     -------------------              ---------------------
          Total loans, net                                   $  292,503                        $   283,624
                                                     ===================              =====================

-----------------------------------------------------
1. Includes loans held for sale in the amount of $4.4 million and $5.3 million as of December 30, 1999 and September 30, 1999, respectively.


Real estate owned at December 31, 1999, totaled $125,000, which consisted of two single family residential properties. No loss is expected in the disposition of these properties.

Deposits after interest credited increased from $231.7 million at September 30, 1999, to $232.5 million at December 31, 1999, an increase of $896,000 or 0.4%. Overall cost of funds on deposits during the period decreased 31 basis points as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowing decreased $48,000 from $141.0 million at September 30, 1999, to $140.9 million at December 31, 1999, due to principal amortization.

The Corporation completed the repurchase of 64,000 shares of common stock to increase the number of treasury shares to 1,759,390 at December 31, 1999. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity decreased $201,000 since September 30, 1999. Book value per share increased from $16.32 at September 30, 1999, to $16.56 at December 31, 1999.

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

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                          December 31,        September 30,
                                                          --------------------------------
                                                               1999                1999
                                                          --------------------------------
                                                                    (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Residential construction loans                           $      -            $      -
  Permanent loans secured by one-to-four-family units           463                 205
  Permanent loans secured by non-residential real estate          -                   -
  Other                                                           -                   -
Non-mortgage loans:
  Commercial and agricultural                                     -                   -
  Consumer                                                        4                  22
                                                          ------------------------------
Total non-accrual loans                                         467                 227
Foreclosed real estate                                          125                 323
                                                          ------------------------------
Total non-performing assets                               $     592           $     550
                                                          ==============================
Total non-performing loans to net loans                       0.16%               0.08%
                                                          ==============================
Total non-performing loans to total assets                    0.11%               0.05%
                                                          ==============================
Total non-performing assets to total assets                   0.14%               0.13%
                                                          ==============================



During the three months ended December 31, 1999, and 1998, approximately $24,661 and $28,299 respectively, would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income for the respective periods. No interest income on loans accounted for on a non-accrual basis was included in income during any of these periods. During the periods indicated, the Bank held no foreign loans.

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid, and related yields and rates (dollars in thousands):

                                                                    Three Months Ended December 31,
                                           ----------------------------------------------------------------------------------
                                               1999                                      1998
                                           ----------------------------------------------------------------------------------
                                                                         Interest                                 Interest
                                                 Average                 Yields and       Average                 Yields and
Assets:                                          Balance      Interest   Rates (1)        Balance      Interest   Rates (1)
                                           ----------------------------------------------------------------------------------
     Loans receivable (2)                      $ 288,856      $ 6,110       8.46 %      $ 279,399       $ 5,960      8.53 %
     Mortgage-backed securities                   43,459          655       6.03           51,423           579      4.50
     Investment securities (3)                    58,402          769       5.27           79,585           964      4.85
                                           ---------------------------               ---------------------------
          Total interest-earning assets          390,717        7,534       7.71          410,407         7,503      7.31
                                                         -------------                            --------------
          Other assets                            22,760                                   13,437
                                           --------------                            -------------
Total assets                                   $ 413,477                                $ 423,844
                                           ==============                            =============
Liabilities:
     Interest-bearing deposits                 $ 229,578      $ 2,460       4.29 %      $ 232,229       $ 2,670      4.60 %
     Borrowings                                  137,308        1,926       5.61          144,157         2,034      5.64
                                           ---------------------------               ---------------------------
          Total interest-bearing
            liabilities                          366,886        4,386       4.78 %        376,386         4,704      5.00 %
                                                         -------------                            --------------
     Other liabilities                             4,367                                    3,638
                                           --------------                            -------------
          Total liabilities                      371,253                                  380,024
Stockholders' equity                              42,224                                   43,820
                                           --------------                            -------------

Total liabilities and stockholders'
     equity                                    $ 413,477                                $ 423,844
                                           ==============                            =============

Net interest income                                           $ 3,148                                   $ 2,799
Net Spread (4)                                                              2.93 %                                   2.31 %
Net Margin (5)                                                              3.22 %                                   2.73 %
Ratio of average interest-earning
     assets to average interest-
     bearing liabilities                       1.06X                                    1.09X

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

Net Income
The Corporation recorded net income of $821,000 for the three months ended December 31, 1999, as compared to net income of $842,000 for the three month period ended December 31, 1998. This decrease in net income was $21,000 or 2.5%.

Total Interest Income
Total interest income increased by $31,000 or 0.4% to $7.5 million for the three months ended December 31, 1999. The average yield on loans decreased to 8.46% for the quarter ended December 31, 1999, from 8.53% for the quarter ended December 31, 1998. During this same period, the average yield on mortgage-backed securities increased 153 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $58.4 million for the quarter ended December 31, 1999, from $79.6 million for the quarter ended December 31, 1998. This decrease was a result of securities that matured, securities that were called and a reduction in the Bank's liquidity. The average yield increased from 4.85% for the three months ended December 31, 1998, to 5.27% for the same period in 1999, as excess funds or short-term investments, which provided lower yields, were deployed into other higher earning assets.

Total Interest Expense
Total interest expense decreased to $4.4 million for the three months ended December 31, 1999, from $4.7 million for the same period in 1998. The average balance of interest-bearing deposits decreased from $232.2 million for the three months ended December 31, 1998, to $229.6 million for the three months ended December 31, 1999. This decrease was comprised of a reduction in certificates of deposit. The average cost of deposits decreased 31 basis points from 4.60% for the three month period ended December 31, 1998, to 4.29% for the same period in 1999, due to the mix of non-certificate account balances increasing more than certificate accounts. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $6.9 million to $137.3 million for the three months ended December 31, 1999, from $144.2 million for the three months ended December 31, 1998. The cost of such borrowings decreased by 3 basis points to 5.61% for the three months ended December 31, 1999, from 5.64% for the same period in 1998. Borrowings decreased as the Bank utilized the loans and mortgage-backed securities repayments and investments to meet liquidity needs.

Net Interest Income
Net interest income increased from $2.8 million for the three months ended December 31, 1998, to $3.1 million for the same period ended December 31, 1999. Average interest-earning assets decreased $19.7 million, from $410.4 million for the three months ended December 31, 1998, to $390.7 million for the three months ended December 31, 1999, while the average yield on interest-earning assets increased from 7.31% for 1998 to 7.71% for 1999. Average interest-bearing liabilities decreased by $9.5 million to $366.9 million for the three months ended December 31, 1999, from $376.4 million for the three months ended December 31, 1998, and the cost of interest-bearing liabilities decreased from 5.00% in 1998 to 4.78% in 1999.

Provision for Loan Losses
The Bank's provision for loan losses was $54,000 for the three months ended December 31, 1999, compared to $114,000 for the same period in 1998. During fiscal 1998, the composition of the Bank's loan portfolio changed substantially. In general, agricultural loans, land and commercial real estate loans and commercial business loans are considered to contain a higher risk profile than single family residential mortgages. In order to account for the higher risk profile associated with the changes, additional provisions were utilized to help maintain reserves at adequate levels. The provision was reduced in fiscal 1999. The Bank's allowance for loan losses was $1.4 million and $1.1 million at December 31, 1999, and December 31, 1998, respectively. At December 31, 1999, the Bank's allowance for loan losses constituted 240.9% of non-performing assets as compared to 117.9% of non-performing assets at December 31, 1998. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable loan losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans, prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurances that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                    For the Three Months
                                                       At December 31,
                                             ----------------------------------
                                                   1999                1998
                                             ----------------------------------
                                                       (In Thousands)
Total loans outstanding (1)                   $    292,503        $    269,901
                                             ==================================
Average loans outstanding                     $    288,856        $    279,399
                                             ==================================
Allowance balance (beginning of period)       $      1,387        $      1,035
                                             ----------------------------------
Provision (credit):
  Residential (2)                                        -                   -
  Land and commercial real estate                       20                   -
  Commercial/Agricultural business                      34                 114
  Consumer                                               -                   -
                                             ----------------------------------
     Total provision                                    54                 114
Charge-off:
  Residential                                            -                   -
  Land and commercial real estate                        -                   -
  Consumer                                              24                  26
                                             ----------------------------------
     Total charge-offs                                  24                  26
Recoveries:
  Residential                                            -                   -
  Land and commercial real estate                        -                   -
  Consumer                                               9                   5
                                             ----------------------------------
     Total recoveries                                    9                   5
                                             ----------------------------------
Net charge-offs                                         15                  21
                                             ----------------------------------
Allowance balance (end of period)             $      1,426        $      1,128
                                             ==================================
Allowance as percent of total loans                   0.49%               0.42%
Net loans charged off as a percent of
  average loans                                       0.00%               0.01%

-----------------------------------------------------------------
(1) Includes total loans (including loans held for sale), net of loans in process
(2)  Includes one-to-four family and multi-family residential real estate loans


Non-interest Income
Total non-interest income decreased $88,000 during the three month period ended December 31, 1999, to $1.2 million as compared to the same period in 1998. Gains on loans sold decreased from $700,000 at December 31, 1998, to $146,000 at December 31, 1999. The decrease was primarily due to rising interest rates which slowed down the purchase and refinance markets. Continued increases in interest rates could affect the ability to generate new loan originations. Commission income increased from $231,000 for the quarter ended December 31, 1998, to $240,000 for the quarter ended December 31, 1999, due to the acquisition of HMC in November, 1998. Other service charges and fees increased from $133,000 for the three months ended December 31, 1998, to $202,000 for the three months ended December 31, 1999, primarily due to an increase in underwriting fees as a result of the acquisition of HMC.

Non-interest Expense
Total non-interest expense increased $397,000 or 15.6% over the periods compared. HMC was acquired on November 17, 1998, and as a result, the consolidated statements of income reflect three full months of income expense for HMC in fiscal 1999 but only one and a half months of income expense for fiscal 1998. Compensation and benefits increased from $1.6 million to $1.8 million or 12.4%, due to the acquisition of HMC. Occupancy and equipment expense increased by $51,000 due primarily to the HMC acquisition also. Data processing expense increased $2,000 to $34,000 for the period ended December 31, 1999, due to processing expenses associated with the increased delivery of electronic services to customers, and to a lesser extent, a result of costs associated with the Corporation's Year 2000 readiness program. Professional fees decreased from $75,000 for the first quarter of fiscal 1998 to $74,000 for the first quarter of fiscal 1999. Other expenses increased from $125,000 for the quarter ended December 31, 1998, to $544,000 for the quarter ended December 31, 1999, and was comprised of increased expenses as a result of the acquisition of HMC and the goodwill amortization associated with it.

Income Tax Expense
Income taxes decreased by $55,000 or 9.5%, to $523,000 for the three month period ended December 31, 1999, from $578,000 for the same period in 1998, primarily due to the decrease of $76,000 in income before tax.

YEAR 2000

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the Year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000, and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures.

The Corporation has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Corporation.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Corporation's vendors. The Corporation will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may affect the Corporation's ability to continue operations, or might adversely affect the Corporation's financial position, results of operations and cash flows. The Corporation does not believe at this time that these potential problems will materially impact the ability of the Corporation to continue its operations, however, no assurance can be given that this will be the case.

The expectations of the Corporation contained in this section on Year 2000 are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to the Corporation on the date of this document, and the Corporation assumes no obligation to update such forward looking statements.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources for funds are deposits, borrowings, principal and interest payments on loans, investments and mortgage-backed securities, sales of mortgage loans and funds provided by operations. While scheduled payments on loans, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States government obligations and other approved investments. Federal regulations reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short term borrowing, and eliminated the requirement to maintain not less than 1% of short term liquid assets of such accounts and borrowings. The Bank's regulatory liquidity was 7.3% and 11.7% at December 31, 1999 and 1998, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending December 31, 2000, is approximately $91.9 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At December 31, 1999, the Bank and Homeowners had loan commitments outstanding of $487,000. Funds required to fill these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

Regulations require the Bank to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets and risk-based capital to risk-weighted assets. The following table sets forth the Bank's actual capital, required capital amounts and ratios at December 31, 1999, which, at that date, exceeded the capital adequacy requirements.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                            For Capital          Prompt Corrective
                                                        Actual           Adequacy Purposes       Action Provisions
                                                 ---------------------  ---------------------  ----------------------
GAAP capital, December 31, 1999                     $ 34,430
Add:  Unrealized losses on debt
        securities held for sale                         779
                                                 ------------
Tangible equity capital and ratio to
        adjusted total assets                       $ 35,209     8.6%      $  6,178     1.5%       $  8,237     2.0%
                                                 ---------------------  ---------------------  ----------------------
Tier 1 (Core) capital and ratio to
        adjusted total assets                       $ 35,209     8.6%      $ 16,475     4.0%       $ 20,594     5.0%
                                                 ---------------------  ---------------------  ----------------------
Total risk-based capital and ratio to
        risk-weighted assets                        $ 35,209    12.9%      $ 10,898     4.0%       $ 16,347     6.0%
                                                             ---------  ---------------------  ----------------------
Tier 2 risk-based capital, Net adjustments               550
                                                 ------------
Total risk-based capital and ratio to
risk-weighted assets, December 31, 1999             $ 35,759    13.1%      $ 21,796     8.0%       $ 27,245    10.0%
                                                 =====================  =====================  ======================



Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates, could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

There were no significant changes for the three months ended December 31, 1999, from the information presented in the annual report on Form 10-K for the year ended September 30, 1999, concerning quantitative disclosures about market risk.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 1999.

Further, the Bank paid a dividend to the Corporation in the amount of $3.0 million in December 1999, which reduced its capital and its net portfolio value ("NPV") by approximately 7.7%.

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceeding of a material nature at December 31, 1999. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


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

                   Not applicable


ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                   Not applicable


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  The following exhibits are filed as part of this report.

           2.1    Plan of Conversion Merger of Hutchinson and Hastings *
           2.2    Agreement of Merger *
           3.1    Articles of Incorporation of FSF Financial Corp. *
           3.2    Bylaws of FSF Financial Corp. *
           4.0    Stock Certificate of FSF Financial Corp. *
          10.1 Form of Employment Agreement with Donald A. Glas, George B. Loban and Richard H. Burgart *
          10.2    First Federal fsb Management Stock Plan **
          10.3    FSF Financial Corp. 1996 Stock Option Plan **
          10.4    FSF Financial Corp. 1998 Stock Compensation Plan ***
          13.0    1999 Annual Report to Stockholders
          21.0    Subsidiary Information
          23.0    Consent of Accountant
          27.0    Financial Data Schedule ****

-------------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission, on June 1, 1994, Registration No. 33-79570.
** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 17, 1996, and filed with the Commission on December 13, 1995.
*** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 20, 1998, and filed with the Commission on December 10, 1997.
****   Included with electronic filing only

         (b)   Reports of Form 8-K

               On September 27, 1999, the Corporation filed a current report on Form 8-K regarding the adoption of a stock repurchase plan.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FSF FINANCIAL CORP.




Date:  February 4, 2000                      By: /s/ Donald A. Glas
-----------------------                          ------------------
                                                 Donald A. Glas
                                                 Chief Executive Officer



Date:  February 4, 2000                      By:  /s/ Richard H. Burgart
-----------------------                           ----------------------
                                                  Richard H. Burgart
                                                  Chief Financial Officer