Form 10-Q
period 2000-03-31
FSF FINANCIAL CORP
filed 2000-05-12
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2000

                                       OR

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

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 11, 2000.
                                                   ------------

         Class                                                  Outstanding
         -----                                                  -----------
$.10 par value common stock                                   2,495,455 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I -   CONSOLIDATED FINANCIAL INFORMATION

Item 1.     Financial Statements                                          1
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7
Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                            16

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                            17
Item 2.     Changes in Securities                                        17
Item 3.     Defaults Upon Senior Securities                              17
Item 4.     Submission of Matters to a Vote of Security Holders          17
Item 5.     Other Materially Important Events                            17
Item 6.     Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                               18

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       March 31,       September 30,
                                                                                          2000              1999 *
                                                                                      -------------------------------
                                                                                               (in thousands)
                                                         ASSETS
                                                         ------
Cash and cash equivalents                                                              $   9,636          $  19,265
Securities available for sale, at fair value:
     Equity securities                                                                    19,246             19,284
     Mortgage-backed and related securities                                               16,039             15,979
     Debt securities                                                                      12,556             12,794
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $18,104 and $18,999)                                  19,380             19,937
     Mortgage-backed and related securities (fair value of $26,016 and $26,338)           27,227             27,587
Loans held for sale                                                                        4,112              5,334
Loans receivable, net                                                                    302,001            278,290
Foreclosed real estate                                                                       184                323
Accrued interest receivable                                                                3,334              3,328
Premises and equipment                                                                     5,375              5,314
Other assets                                                                              10,650             10,659
                                                                                      -------------------------------
               Total assets                                                            $ 429,740          $ 418,094
                                                                                      ===============================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------
Liabilities:
     Demand deposits                                                                   $ 36,758           $  32,952
     Savings accounts                                                                     75,113             65,554
     Certificates of deposit                                                             133,171            133,145
                                                                                      ------------------------------
               Total deposits                                                            245,042            231,651

     Federal Home Loan Bank borrowings                                                   140,872            140,967
     Advances from borrowers for taxes and insurance                                         705                669
     Other liabilities                                                                     2,806              2,482
                                                                                      ------------------------------
               Total liabilities                                                         389,425            375,769
                                                                                      ------------------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
        authorized, no shares issued                                                           -                  -
     Common stock, $.10 par value 10,000,000 shares authorized,
        4,501,277 and 4,501,277 shares issued                                                450                450
     Additional paid in capital                                                           43,351             43,292
     Retained earnings, substantially restricted                                          27,670             26,627
     Treasury stock at cost (1,956,322 and 1,695,390 shares)                             (27,785)           (24,575)
     Unearned ESOP shares at cost (145,354 and 162,798 shares)                            (1,454)            (1,628)
     Unearned MSP stock grants at cost (42,964 and 49,825 shares)                           (455)              (528)
     Accumulated comprehensive income (loss)                                              (1,462)            (1,313)
                                                                                      ------------------------------
               Total stockholders' equity                                                 40,315             42,325
                                                                                      ------------------------------
               Total liabilities and stockholders' equity                              $  429,740         $ 418,094
                                                                                      ==============================

----------------------------------------------------
* The consolidated statements of financial condition at September 30, 1999 have been taken from the audited statements of financial condition of and for that date.


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                    For Three Months             For Six Months
                                                                    Ended March 31,             Ended March 31,
                                                                -----------------------------------------------------
                                                                    2000         1999           2000         1999
                                                                -----------------------------------------------------
                                                                       (in thousands, except per share data)

Interest income:
     Loans receivable                                               $ 6,322      $ 5,533        $12,432      $11,493
     Mortgage-backed and related securities                             690          551          1,345        1,130
     Investment securities                                              785        1,158          1,554        2,122
                                                                -------------------------   -------------------------
          Total interest income                                       7,797        7,242         15,331       14,745

Interest expense:
     Deposits                                                         2,533        2,538          4,993        5,208
     Borrowed funds                                                   2,093        1,984          4,019        4,018
                                                                -------------------------   -------------------------
          Total interest expense                                      4,626        4,522          9,012        9,226
                                                                -------------------------   -------------------------
          Net interest income                                         3,171        2,720          6,319        5,519
     Provision for loan losses                                           54          114            108          228
                                                                -------------------------   -------------------------
          Net interest income after provision for loan losses         3,117        2,606          6,211        5,291
Non-interest income:
     Gain on sale of loans, net                                         246          573            592        1,273
     Other service charges and fees                                     235          250            437          383
     Service charges on deposit accounts                                297          218            608          428
     Commission income                                                  294          215            534          446
     Other                                                              184           17            281           27
                                                                -------------------------   -------------------------
          Total non-interest income                                   1,256        1,273          2,452        2,557
                                                                -------------------------   -------------------------
Non-interest expense:
     Compensation and benefits                                        1,745        1,622          3,578        3,253
     Occupancy and equipment                                            374          300            672          547
     Deposit insurance premiums                                          12           34             46           66
     Data processing                                                    168          119            331          264
     Professional fees                                                   93           80            167          155
     Other                                                              576          540          1,119          959
                                                                -------------------------   -------------------------
          Total non-interest expense                                  2,968        2,695          5,913        5,244
                                                                -------------------------   -------------------------
          Income before provision for income taxes                    1,405        1,184          2,750        2,604

Income tax expense                                                      549          491          1,072        1,069
                                                                -------------------------   -------------------------
          Net income                                                $   856      $   693        $ 1,678      $ 1,535
                                                                =========================   =========================
Basic earnings per share                                            $  0.35      $  0.26        $  0.67      $  0.57
Diluted earnings per share                                          $  0.35      $  0.25        $  0.65      $  0.55
Cash dividend declared per common share                             $ 0.125      $ 0.125        $  0.25      $  0.25

Comprehensive income                                                $   786      $   797        $ 1,528      $ 1,031
                                                                =========================   =========================


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months             Six Months
                                                                              Ended                   Ended
                                                                            March 31,               March 31,
                                                                      ----------------------- -----------------------
                                                                      ----------------------- -----------------------
                                                                             2000       1999         2000       1999
                                                                      ----------------------- -----------------------
                                                                                      (in thousands)
Cash flows from operating activities:
     Net income                                                          $    856   $    693     $  1,678   $  1,535
     Adjustments to reconcile net income to net cash
        provided by operating activities
     Depreciation                                                             145        106          284        205
     Net amortization of discounts and premiums on
        securities held to maturity                                            (7)        (8)         (25)       (19)
     Provision for loan losses                                                 54        114          108        228
     Net market value adjustment on ESOP shares                                17         31           35         66
     Amortization of ESOP and MSP stock compensation                          111        157          265        312
     Amortization of intangibles                                               30         30           56         46
     Net gain on sale of assets                                               (86)         -         (122)       (11)
     Net loan fees deferred and amortized                                     (19)       (99)         (24)      (106)
     Loans originated for sale                                            (14,477)   (40,028)     (28,501)   (85,546)
     Loans sold                                                            14,775     48,302       29,723     86,046
     (Increase) decrease in:
        Accrued interest receivable                                           (34)       (93)          (6)       133
        Other assets                                                         (305)      (158)        (122)       125
     Increase (decrease) in other liabilities                                 430     (2,387)         674     (1,966)
                                                                      ----------------------- -----------------------
Net cash provided by operating activities                                   1,490      6,660        4,023      1,048
                                                                      ----------------------- -----------------------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net               (11,529)     9,798      (12,847)    28,153
     Purchase of loans                                                     (3,029)    (5,000)     (11,562)    (9,250)
     Sale of loan participations                                              362          -          362          -
     Principal payments on mortgage-related securities held to maturity       338      2,206          556      6,913
     Purchase of securities available for sale                                  -          -            -     (8,000)
     Proceeds from maturities of securities available for sale                  -          -            -      3,000
     Proceeds from maturities of securities held to maturity                    -          -          570      3,000
     Investments in foreclosed real estate                                      -          -           (6)       (39)
     Proceeds from sales of fixed assets                                      157          -          157          -
     Proceeds from sale of REO                                                  -          -          240        500
     Purchases of equipment and property improvements                        (317)      (508)        (416)      (692)
     Acquisition of HMC, net of cash acquired                                   -          -            -     (1,245)
                                                                      ----------------------- -----------------------
Net cash provided by (used in) investing activities                      $(14,018)  $  6,496     $(22,946)  $ 22,340
                                                                      ----------------------- -----------------------


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                          Three Months              Six Months
                                                                              Ended                    Ended
                                                                            March 31,                March 31,
                                                                     ----------------------- ------------------------
                                                                        2000       1999         2000        1999
                                                                     ----------------------- ------------------------
                                                                                     (in thousands)
Cash flows from financing activities:
     Net increase in deposits                                          $ 12,494    $  1,305     $ 13,390    $  9,623
     FHLB advances                                                       16,500           -       87,000           -
     Payments on FHLB advances                                          (16,546)        (53)     (87,094)       (109)
     Net short term borrowings                                                -      (2,900)        (200)       (475)
     Net decrease in mortgage escrow funds                                  332         330           36         (72)
     Treasury stock purchased                                            (2,438)       (514)      (3,228)       (653)
     Proceeds from exercise of stock options                                 23         246           23         309
     Dividends on common stock                                             (308)       (342)        (633)       (674)
                                                                     ----------------------- ------------------------
Net cash provided by (used in) financing activities                      10,057      (1,928)       9,294       7,949
                                                                     ----------------------- ------------------------

Net (decrease) increase in cash and cash equivalents                     (2,472)     11,228       (9,629)     31,337

Cash and cash equivalents
     Beginning of period                                                 12,108      42,706       19,265      22,597
                                                                     ----------------------- ------------------------
     End of period                                                     $  9,636    $ 53,934     $  9,636    $ 53,934
                                                                     ======================= ========================

Supplemental disclosures of cash flow information:
    Cash payments for:
        Interest on advances and other borrowed money                  $  2,041    $  2,011     $  3,969    $  4,014
        Interest on deposits                                              2,550       2,361        5,179       4,964
        Income taxes                                                        481         324          719         653

Supplemental schedule of non-cash investing and financing activities:

     Reinvested amounts of capital gains and dividends
        from mutual fund investments                                         14          34           22          56
     Acquisition of Homeowners Mortgage Corporation non-cash
        asset, net of assumed liabilities                                     -           -            -       1,037


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 -  PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three months ended March 31, 2000, include the accounts of FSF Financial Corp. (the "Corporation") and its wholly-owned subsidiaries, Homeowners Mortgage Corporation ("HMC"), Insurance Planners of Hutchinson, Inc. (the "Agency"), First Federal fsb (the "Bank") and Firstate Services, a wholly-owned subsidiary of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.


NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with Generally Accepted Accounting Principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report of Form 10-K for the year ended September 30, 1999.


NOTE 3 - BUSINESS SEGMENTS
         The Corporation's reportable business segments are business units that offer different products and services which are marketed through various channels. The Corporation has identified its wholly-owned subsidiaries, the Bank and HMC, as reportable business segments. Firstate Services, the Agency and FSF Financial Corp. (the Holding Company) did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category.

                                                           Bank         HMC                               Consolidated
                                                        Stand-alone Stand-alone    Other   Eliminations      Total
                                                        --------------------------------------------------------------
As of and for the three months ended March 31, 2000
From operations:
       Interest income from external sources              $ 7,727     $   34      $   36      $    -        $ 7,797
       Non-interest income from external sources              683        288         285           -          1,256
       Inter-segment interest income                           28          -          37         (65)             -
       Interest expense                                     4,628         29           -         (31)         4,626
       Provisions for loan losses                              54          -           -           -             54
       Depreciation and amortization                           76         53          20           -            149
       Other non-interest expense                           2,222        583         303        (140)         2,968
       Income tax expense (benefit)                           596        (64)         17                        549
       Net income                                         $   949     $ (119)     $   26      $    -        $   856
                                                        =============================================================

As of and for the three months ended March 31, 1999
From operations:
       Interest income from external sources              $ 7,076       $ 72      $   94      $    -        $ 7,242
       Non-interest income from external sources              461        606         206           -          1,273
       Inter-segment interest income                           62          -          41        (103)             -
       Interest expense                                     4,478        107           -         (63)         4,522
       Provisions for loan losses                             114          -           -           -            114
       Depreciation and amortization                           86         29           2           -            117
       Other non-interest expense                           2,051        389         295         (40)         2,695
       Income tax expense (benefit)                           402         83           6           -            491
       Net income                                         $   592       $ 99      $    2      $    -        $   693
                                                        =============================================================


                                                           Bank         HMC                              Consolidated
                                                        Stand-alone Stand-alone    Other   Eliminations     Total
                                                        --------------------------------------------------------------
As of and for the six months ended March 31, 2000
From operations:
       Interest income from external sources            $  15,182     $    87    $    62    $      -     $  15,331
       Non-interest income from external sources            1,313         635        504           -         2,452
       Inter-segment interest income                           84           -      3,074      (3,158)            -
       Interest expense                                     9,012          90          -         (90)        9,012
       Provisions for loan losses                             108           -          -           -           108
       Depreciation and amortization                          233          60         22           -           315
       Other non-interest expense                           4,472       1,112        595        (266)        5,913
       Income tax expense (benefit)                         1,140         (94)        26                     1,072
       Net income                                       $   1,847     $  (187)   $ 3,018    $ (3,000)    $   1,678
                                                        ===========================================================
Total Assets                                            $ 425,412     $ 5,416    $41,673    $(42,761)    $ 429,740
                                                        ===========================================================
As of and for the six months ended March 31, 1999
From operations:
       Interest income from external sources            $  14,516     $   121    $   108    $      -     $ 14,745
       Non-interest income from external sources            1,076       1,068        413           -        2,557
       Inter-segment interest income                           96           -      3,083      (3,179)           -
       Interest expense                                     9,145         180          -         (99)       9,226
       Provisions for loan losses                             228           -          -           -          228
       Depreciation and amortization                          185          39          8           -          232
       Other non-interest expense                           4,010         727        587         (80)       5,244
       Income tax expense (benefit)                           926         128         15           -        1,069
       Net income                                       $   1,379     $   154    $ 3,002    $  (3,000)   $   1,535
                                                        ===========================================================
Total Assets                                            $ 419,323      $ 9,602   $45,838    $(44,438)    $ 430,325
                                                        ===========================================================

NOTE 4 - EARNINGS PER SHARE
         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three month period ended March 31, 1999 and 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computations were 2,720,173 and 2,429,235, respectively. For the six month period ended March 31, 1999 and 2000, the weighted average number of shares outstanding were 2,660,112 and 2,509,968, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.


NOTE 5 - SELECTED QUARTERLY FINANCIAL DATA

                                                                         For the Quarter Ended
                                                    -------------------------------------------------------------
                                                     December 31,      March 31,     December 31,      March 31,
                                                         1999            2000            1998            1999
                                                    -------------------------------------------------------------
Interest income                                        $ 7,534         $ 7,797         $ 7,364         $ 7,242
Interest expense                                         4,386           4,626           4,548           4,522
                                                    -------------------------------------------------------------
Net interest income                                      3,148           3,171           2,816           2,720
Provision for loan losses                                   54              54              45             114
Gain on sale of assets                                     346             246              15             573
Net income                                               $ 821           $ 856           $ 746           $ 693
Basic earnings per share                                  0.32            0.35            0.28            0.26
Diluted earnings per share                                0.31            0.35            0.26            0.25
Cash dividends declared per share                      $ 0.125         $ 0.125         $ 0.125         $ 0.125
Market range:
     High bid (1)                                      $ 12.50         $ 12.38         $ 20.94         $ 15.50
     Low bid  (1)                                      $ 11.81         $ 10.50         $ 19.00         $ 13.56

------------------------------

(1) As reported by the Nasdaq Stock Market. Such over-the-counter quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Corporation's total assets at March 31, 2000 and September 30, 1999, totaled $429.7 million and $418.1 million. This increase of $11.6 million was primarily a result of a decrease in interest-bearing cash equivalents coupled with an increase in loans receivable.

Cash and cash equivalents decreased $9.7 million from $19.3 million at September 30, 1999, to $9.6 million at March 31, 2000. The Corporation utilized excess liquidity to fund the purchase of treasury shares and loan originations; however, the decrease was mainly a result of new loan originations.

Securities available for sale decreased $216,000 between March 31, 2000 and September 30, 1999, as a result of market value changes.

Securities held to maturity decreased from $47.5 million at September 30, 1999, to $46.6 million at March 31, 2000. The proceeds were used to help fund the purchase of treasury shares and pay dividends. This decrease was primarily due to $570,000 of securities maturing during the period and principal payments from mortgage-backed and related securities.

Loans held for sale decreased $1.2 million to $4.1 million at March 31, 2000, from $5.3 million at September 30, 1999. As of March 31, 2000, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payments usually occur within fourteen days of funding.

Loans receivable increased $23.7 million or 8.5% to $302.0 million at March 31, 2000, from $278.3 million at September 30, 1999. Total residential real estate loan originations decreased by $24.5 million, and when combined with the sale and prepayments of residential mortgages, resulted in a decrease in one-to-four family residential mortgages of $9.4 million. Agricultural and commercial business loans increased by $6.6 million and $2.0 million, respectively. To supplement originations, the Bank purchased $11.6 million of commercial business loans. The commercial loans purchased that meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal and provide the Bank with the opportunity to continue to diversify the composition of and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                       Three Months                           Six Months
                                                     Ended March 31,                       Ended March 31,
                                             ---------------------------------     ---------------------------------
                                             ---------------------------------     ---------------------------------
                                                  2000             1999                 2000             1999
                                             --------------------------------     ---------------------------------
                                                                         (in thousands)
Loans originated:
   1-4 family residential mortgages             $ 13,144         $ 36,463             $ 29,283         $ 79,665
   1-4 family construction loans                  14,484            2,419               36,271           10,436
   Land                                               52               62                  520            2,375
   Agriculture                                    22,814           11,489               27,730           15,509
   Commercial business & real estate               5,366            5,237                9,477            6,668
   Consumer                                       11,680            5,316               20,239           11,983
                                             --------------------------------     ---------------------------------
        Total loans originated                    67,540           60,986              123,520          126,636
                                             --------------------------------     ---------------------------------
Loans purchased:
   Construction                                        -                -                    -            3,400
   Commercial business                             3,029            5,000               11,562            5,850
                                             --------------------------------     ---------------------------------
        Total loans purchased                      3,029            5,000               11,562            9,250
                                             --------------------------------     ---------------------------------
Total new loans                                 $ 70,569         $ 65,986            $ 135,082        $ 135,886
                                             ================================     =================================
Total loans sold                                $ 14,775         $ 48,302             $ 29,723         $ 86,046
                                             ================================     =================================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                       March 31,                     September 30,
                                                         2000                            1999
                                                  -----------------------------------------------------------
                                                        Amount          %               Amount           %
                                                  -----------------------------------------------------------
                                                                    (dollars in thousands)
Residential real estate:
     One-to-four family (1)                           $ 111,504        33.5           $ 120,884        38.8
     Residential construction                            52,340        15.7              42,937        13.8
     Multi-family                                         4,490         1.3               5,635         1.8
                                                  -----------------------------------------------------------
                                                        168,334        50.5             169,456        54.4

Agricultural loans                                       40,005        12.0              33,384        10.7
Land and commercial real estate                          46,309        13.9              41,295        13.2
Commercial business                                      26,873         8.1              24,901         8.0
                                                  -----------------------------------------------------------
                                                        281,521        84.5             269,036        86.3

Consumer loans:
     Home equity and second mortgages                    25,456         7.6              24,312         7.8
     Automobile loans                                    10,437         3.1               7,428         2.4
     Other                                               15,780         4.7              10,898         3.5
                                                  -----------------------------------------------------------
          Total loans                                   333,194       100.0             311,674       100.0
                                                                    ========                        =========
Less:
     Loans in process                                   (25,133)                        (26,156)
     Deferred fees                                         (477)                           (507)
     Allowance for loan losses                           (1,471)                         (1,387)
                                                  --------------                  --------------
          Total loans, net                            $ 306,113                       $ 283,624
                                                  ==============                  ==============

---------------------------
1. Includes loans held for sale in the amount of $4.1 million and $5.3 million as of March 31, 2000 and September 30, 1999, respectively.

Real estate owned at March 31, 2000, totaled $184,000, which consisted of three single family residential properties. No loss is expected in the disposition of these properties.

Deposits, after interest credited, increased from $231.7 million at September 30, 1999, to $245.0 million at March 31, 2000, an increase of $13.3 million or 5.7%. Overall cost of funds on deposits during the period decreased 2 basis points as the Bank attempted to maintain deposit rates consistent with marketplace competitors.

Federal Home Loan Bank ("FHLB") borrowing decreased $95,000 from $141.0 million at September 30, 1999, to $140.9 million at March 31, 2000, due to principal amortization.

The Corporation completed the repurchase of 262,132 shares of common stock which increased the number of treasury shares to 1,956,322 at March 31, 2000. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has decreased $2.0 million since September 30, 1999, mainly due to the stock repurchases. Book value per share increased from $16.32 at September 30, 1999, to $17.11 at March 31, 2000.

Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                            March 31,       September 30,
                                                                              2000              1999
                                                                       ----------------------------------
                                                                                   (in thousands)

      Loans accounted for on a non-accrual basis:
      Mortgage loans:
         Residential construction loans                                    $  413              $    -
         Permanent loans secured by one-to-four family units                   20                 205
         Permanent loans secured by non-residential real estate                 -                   -
         Other                                                                  -                   -
      Non-mortgage loans:
         Commercial and agricultural                                            -                   -
         Consumer                                                              75                  22
                                                                       ----------------------------------
      Total non-accrual loans                                                 508                 227
      Foreclosed real estate                                                  183                 323
                                                                       ----------------------------------
      Total non-performing assets                                          $  691              $  550
                                                                       ==================================
      Total non-performing loans to net loans                               0.17%               0.08%
                                                                       ==================================
      Total non-performing loans to total assets                            0.12%               0.05%
                                                                       ==================================
      Total non-performing assets to total assets                           0.16%               0.13%
                                                                       ==================================

During the six months ended March 31, 2000 and 1999, approximately $31,404 and $24,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income and no interest income on loans accounted for on a non-accrual basis was included in income during any of these periods either. During the periods indicated, the Bank held no foreign loans.

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                                       Three Months Ended March 31,
                                               -----------------------------------------------------------------------------
                                                  2000                                    1999
                                               -----------------------------------------------------------------------------
                                                                       Interest                                Interest
                                                 Average               Yields &          Average               Yields &
                                                 Balance    Interest   Rates (1)         Balance    Interest   Rates (1)
                                               -----------------------------------------------------------------------------
Assets:
     Loans receivable (2)                       $ 295,670   $ 6,322        8.55 %       $ 262,539   $ 5,533       8.43 %
     Mortgage-backed securities                    43,253       690        6.38            46,486       551       4.74
     Investment securities (3)                     57,721       785        5.44            97,323     1,158       4.76
                                               ---------------------                 -----------------------
          Total interest earning assets           396,644     7,797        7.86           406,348     7,242       7.13
                                                          ----------------------                  ---------------------
          Other assets                             22,378                                  18,352
                                               -----------                           -------------
Total assets                                    $ 419,022                               $ 424,700
                                               ===========                           =============
Liabilities:
     Interest bearing deposits                  $ 232,945   $ 2,533        4.35 %       $ 232,571   $ 2,538       4.37 %
     Borrowings                                   140,903     2,093        5.94           146,544     1,984       5.42
                                               ---------------------                  -----------------------
          Total interest bearing liabilities      373,848     4,626        4.95 %         379,115     4,522       4.77 %
                                                          ----------------------                  ----------
     Other liabilities                              3,682                                   3,004
                                               -----------                           -------------
          Total liabilities                       377,530                                 382,119
Stockholders' equity                               41,492                                  42,581
                                               -----------                           -------------

Total liabilities and stockholders' equity      $ 419,022                               $ 424,700
                                               ===========                           =============

Net interest income                                         $ 3,171                                 $ 2,720
Net spread (4)                                                             2.92 %                                 2.36 %
Net margin (5)                                                             3.20 %                                 2.68 %
Ratio of average interest earning assets
   to average interest bearing liabilities      1.06X                                   1.07X



1.  Annualized
2.  Average  balances  include  non-accrual  loans and loans  held for sale.
3.  Includes interest bearing deposits in other financial institutions.
4. Net spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
5. Net margin represents net interest income as a percentage of average interest earning assets.


Net Income
The Corporation recorded net income of $856,000 for the three months ended March 31, 2000, as compared to net income of $693,000 for the three month period ended March 31, 1999. This increase in net income was $163,000 or 23.5%.

Total Interest Income
Total interest income increased by $555,000 or 7.7% to $7.8 million for the three months ended March 31, 2000. The average yield on loans increased to 8.55% for the quarter ended March 31, 2000, from 8.43% for the quarter ended March 31, 1999. During this same period, the average yield on mortgage-backed securities increased 164 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $57.8 million for the quarter ended March 31, 2000, from $97.3 million for the quarter ended March 31, 1999. This decrease was the result of securities that matured, securities that were called and a reduction in the Bank's liquidity. The average yield increased from 4.76% for the three months ended March 31, 1999, to 5.44% for the same period in 2000, as excess funds or short-term investments, which provided lower yields, were deployed into other higher earning assets.

Total Interest Expense
Total interest expense increased to $4.6 million for the three months ended March 31, 2000, from $4.5 million for the same period in 1999. The average balance of interest-bearing deposits increased from $232.6 million for the three months ended March 31, 1999, to $232.9 million for the three months ended March 31, 2000, mainly due to an increase in certificate of deposit accounts. The average cost of deposits decreased 2 basis points from 4.37% for the three month period ended March 31, 1999, to 4.35% for the same period in 2000, due to the mix of non-certificate account balances increasing more than certificate account balances. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $5.6 million to $140.9 million for the three months ended March 31, 2000, from $146.5 million for the three months ended March 31, 1999. The cost of such borrowings increased by 52 basis points to 5.94% for the three months ended March 31, 2000, from 5.42% for the same period in 1999. Borrowings decreased as the Bank utilized repayments of loans and mortgage-backed securities to meet liquidity needs.

Net Interest Income
Net interest income increased from $2.7 million for the three months ended March 31, 1999, to $3.2 million for the same period ended March 31, 2000. Average interest-earning assets decreased $9.7 million from $406.3 million for the three months ended March 31, 1999, to $396.6 million for the three months ended March 31, 2000, while the average yield on those interest-earning assets increased from 7.13% for 1999 to 7.86% for 2000. Average interest-bearing liabilities decreased by $5.3 million to $373.8 million for the three months ended March 31, 2000, from $379.1 million for the three months ended March 31, 1999, while the cost of those interest-bearing liabilities increased from 4.77% in 1999 to 4.95% in 2000.

Provision for Loan Losses
The Bank's provision for loan losses was $54,000 for the three months ended March 31, 2000, as compared to $114,000 for the same period in 1999. During fiscal 1999, the composition of the Bank's loan portfolio changed substantially. In general, agricultural loans, land and commercial real estate loans and commercial business loans are considered to contain a higher risk profile than single family residential mortgages. In order to account for the higher risk profile associated with the loan portfolio changes, additional provisions were utilized to help maintain reserves at adequate levels; however, the provision was reduced in fiscal 2000. The Bank's allowance for loan losses was $1.5 million at March 31, 2000 and $1.2 million at March 31, 1999, respectively. At March 31, 2000, the Bank's allowance for loan losses constituted 212.9% of non-performing assets as compared to 120.6% of non-performing assets at March 31, 1999. The allowance for losses on loans is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans, prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income
Total non-interest income decreased $17,000 during the three month period ended March 31, 2000, to $1.3 million, as compared with the same period in 1999. Gains on loans sold decreased from $573,000 at March 31, 1999, to $246,000 at March 31, 2000, which was primarily due to rising interest rates which slowed down the purchase and refinance markets. Continued increases in interest rates may affect the ability to generate new loans. Commission income increased from $215,000 for the quarter ended March 31, 1999, to $294,000 for the quarter ended March 31, 2000, while other service charges and fees decreased from $250,000 for the three months ended March 31, 1999, to $235,000 for the three months ended March 31, 2000. Other income increased $167,000 for the three months ended March 31, 2000. which was primarily due to $79,000 of income on investments in insurance policies not present in second quarter 1999 and profit from the sale of property of $86,000.

Non-interest Expense
Total non-interest expense increased $273,000 or 10.1% over the periods compared. Compensation and benefits increased from $1.6 million to $1.7 million or 7.5%. As a result of discussions being held with the U.S. Department of Labor, the Bank may have to alter the manner in which it compensates some of its employees, which may impact compensation expense and/or the Bank's ability to generate additional loans and/or deposits. Occupancy and equipment expense increased by $74,000. Data processing expense increased $49,000 to $168,000 for the period ended March 31, 2000, due to processing expenses associated with the increased delivery of electronic services to customers. Professional fees increased from $80,000 for the second quarter of fiscal 1999 to $93,000 for the second quarter of fiscal 2000. Other expenses increased from $540,000 for the quarter ended March 31, 1999, to $576,000 for the quarter ended March 31, 2000.

Income Tax Expense
Income taxes increased by $58,000 or 11.8%, to $549,000 for the three month period ended March 31, 2000, from $491,000 for the same period in 1999, which was primarily due to an increase of $221,000 in income before tax. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $79,000.


           COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                        Six Months Ended March 31,
                                               -------------------------------------------------------------------------
                                                   2000                                 1999
                                               -------------------------------------------------------------------------
                                                                         Interest                             Interest
                                                 Average                 Yields &     Average                 Yields &
                                                 Balance     Interest    Rates (1)    Balance     Interest    Rates (1)
                                               -------------------------------------------------------------------------
Assets:
     Loans receivable (2)                      $ 292,244     $12,432        8.51 %  $ 271,061     $11,493        8.48 %
     Mortgage-backed securities                   43,356       1,345        6.20       48,982       1,130        4.61
     Investment securities (3)                    58,063       1,554        5.35       88,356       2,122        4.80
                                               -----------------------              -----------------------
          Total interest earning assets          393,663      15,331        7.79      408,399      14,745        7.22
                                                          ------------------------             -------------------------
          Other assets                            22,572                               16,684
                                               -----------                          -----------
Total assets                                   $ 416,235                            $ 425,083
                                               ===========                          ===========
Liabilities:
     Interest bearing deposits                 $ 231,252     $ 4,993        4.32 %  $ 232,398     $ 5,208        4.48 %
     Borrowings                                  139,331       4,019        5.77      147,010       4,018        5.47
                                               -----------------------              -----------------------
          Total interest bearing liabilities     370,583       9,012        4.86 %    379,408       9,226        4.86 %
                                                          ------------------------             -------------------------
     Other liabilities                             3,793                                2,960
                                               -----------                          -----------
          Total liabilities                      374,376                              382,368
Stockholders' equity                              41,859                               42,715
                                               -----------                          -----------
Total liabilities and stockholders' equity     $ 416,235                            $ 425,083
                                               ===========                          ===========
Net interest income                                          $ 6,319                              $ 5,519
Net spread (4)                                                              2.92 %                               2.36 %
Net margin (5)                                                              3.21 %                               2.70 %
Ratio of average interest earning assets
   to average interest bearing liabilities     1.06X                                1.10X



1.  Annualized.
2.  Average balances include non-accrual loans and loans held for sale.
3.  Includes interest bearing deposits in other financial institutions.
4. Net spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
5. Net margin represents net interest income as a percentage of average interest earning assets.

Net Income
The Corporation recorded net income of $1.7 million for the six months ended March 31, 2000, as compared to net income of $1.5 million for the six month period ended March 31, 1999. This increase in net income was $143,000 or 9.3%.

Total Interest Income
Total interest income increased by $586,000 or 4.0% to $15.3 million for the six months ended March 31, 2000. The average yield on loans increased to 8.51% for the six months ended March 31, 2000, from 8.48% for the six months ended March 31, 1999. During the same period, the average yield on mortgage-backed securities increased 159 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $58.1 million for the six months ended March 31, 2000, from $88.4 million for the six months ended March 31, 1999. This decrease was a result of securities that matured, securities that were called and a reduction in the Bank's liquidity. The average yield increased from 4.80% for the six months ended March 31, 1999, to 5.35% for the same period in 2000, as excess funds or short-term investments, which provided lower yields, were deployed into other higher earning assets.

Total Interest Expense
Total interest expense decreased to $9.0 million for the six months ended March 31, 2000, from $9.2 million for the same period in 1999. The average balance of interest-bearing deposits decreased from $232.4 million for the six months ended March 31, 1999, to $231.3 million for the six months ended March 31, 2000. The average cost of deposits decreased 16 basis points from 4.48% for the six month period ended March 31, 1999, to 4.32% for the same period in 2000, due to the mix of non-certificate account balances increasing more than certificate account balances. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $7.7 million to $139.3 million for the six months ended March 31, 2000, from $147.0 million for the six months ended March 31, 1999. The cost of such borrowings increased by 30 basis points to 5.77% for the six months ended March 31, 2000, from 5.47% for the same period in 1999. Borrowings decreased as the Bank utilized repayments of loans and mortgage-backed securities to meet liquidity needs.

Net Interest Income
Net interest income increased from $5.5 million for the six months ended March 31, 1999, to $6.3 million for the same period ended March 31, 2000. Average interest-earning assets decreased $14.7 million, from $408.4 million for the six months ended March 31, 1999, to $393.7 million for the six months ended March 31, 2000, while the average yield on those interest-earning assets increased from 7.22% for 1999 to 7.79% for 2000. Average interest-bearing liabilities decreased by $8.8 million to $370.6 million for the six months ended March 31, 2000, from $379.4 million for the six months ended March 31, 1999, while the overall cost of those interest-bearing liabilities remained the same at 4.86%.

Provision for Loan Losses
The Bank's provision for loan loss decreased to $108,000 for the six months ended March 31, 2000, from $228,000 for the same period in 1999. See also "Comparison of the Three Months Ended March 31, 2000 and 1999 Provision for Loan Losses."

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                          For the Six Months
                                                                             At March 31,
                                                                   -------------------------------
                                                                     2000                 1999
                                                                   -------------------------------
                                                                            (in thousands)
           Total loans outstanding (1)                              $ 306,113           $ 284,795
                                                                   ===============================
           Average loans outstanding                                $ 292,244           $ 271,061
                                                                   ===============================
           Allowance balance (beginning of period)                  $   1,387           $   1,035
                                                                   -------------------------------
           Provision (credit):
                Residential (2)                                             -                  20
                Land and commercial real estate                            30                  10
                Commercial & agricultural business                         78                 198
                Consumer                                                    -                   -
                                                                   -------------------------------
                     Total provision                                      108                 228
           Charge-offs:
                Residential                                                 -                   -
                Land and commercial real estate                             -                   -
                Consumer                                                   37                  72
                                                                   -------------------------------
                     Total charge-offs                                     37                  72
                                                                   -------------------------------
           Recoveries:
                Residential                                                 -                   -
                Land and commercial real estate                             -                   -
                Consumer                                                   13                  21
                                                                   -------------------------------
                     Total recoveries                                      13                  21
                                                                   -------------------------------
           Net charge-offs                                                 24                  51
                                                                   -------------------------------
           Allowance balance (end of period)                        $   1,471           $   1,212
                                                                   ===============================
           Allowance as percent of total loans                          0.48%               0.43%
           Net loans charged off as a percent of average loans          0.01%               0.02%

-------------------------------
1. Includes total loans (including loans held for sale), net of loans in process, deferred fees and allowance for losses.
2.  Includes one-to-four family and multi-family residential real estate loans.


Non-interest Income
Total non-interest income decreased $105,000 for the six month period ended March 31, 2000, to $2.5 million, as compared with the same period in 1999. HMC was acquired on November 17, 1998, and as a result, the consolidated statements of income reflect six full months of income and expense for HMC in fiscal 2000 but only four and a half months of income and expense for fiscal 1999. Gains on loans sold decreased from $1.3 million at March 31, 1999, to $592,000 at March 31, 2000, primarily due to rising interest rates which slowed down the purchase and refinance markets. Continued increases in interest rates could affect the ability to generate new loans. Commission income increased from $446,000 for the six months ended March 31, 1999, to $534,000 for the six months ended March 31, 2000. Other service charges and fees increased from $383,000 for the six months ended March 31, 1999, to $437,000 for the six months ended March 31, 2000, primarily due to an increase in underwriting fees as a result of the acquisition of HMC. Other income increased $254,000 for the six months ended March 31, 2000, to $281,000, mainly due to $155,000 of income on investments in insurance policies not present in fiscal year 1999 and profit from the sale of property of $86,000.

Non-Interest Expense
Total non-interest expense increased $669,000 or 12.8% over the periods compared. Compensation and benefits increased from $3.3 million to $3.6 million or 10.0%, primarily due to the acquisition of HMC. Occupancy and equipment expense increased by $125,000, largely from the HMC acquisition also. Data processing expense increased $67,000 to $331,000 for the period ended March 31, 2000, due to processing expenses associated with the increased delivery of electronic services to customers, and to a lesser extent, as a result of costs associated with the Corporation's Year 2000 readiness program. Professional fees increased from $155,000 for the first six months of fiscal 1999 to $167,000 for the first six months of fiscal 2000. Other expenses increased from $959,000 for the six months ended March 31, 1999, to $1.1 million for the six months ended March 31, 2000, and was comprised of increased expenses as a result of the acquisition of HMC and the goodwill amortization associated with it.

Income Tax Expense
Income taxes increased by $3,000 to $1.1 million for the six month period ended March 31, 2000. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $155,000.


YEAR 2000

Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000, and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failure.

The Corporation has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Corporation.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Corporation's vendors. The Corporation will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may affect the Corporation's ability to continue operations or might adversely affect the Corporation's financial position, results of operations and cash flows. The Corporation does not believe, at this time, that these potential problems will materially impact the ability of the Corporation to continue its operations; however, no assurance can be given that this will be the case.

The expectations of the Corporation contained in this section on Year 2000 are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to the Corporation on the date of this document and the Corporation assumes no obligation to update such forward looking statements.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of funds are deposits, borrowings, principal and interest payments on loans, investments and mortgage-backed securities, sales of mortgage loans and funds provided by operations. While scheduled payments on loans, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and early loan repayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States Government obligations and other approved investments. Federal regulations reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short-term borrowings and eliminated the requirement to maintain not less than 1% of short-term liquid assets of such accounts and borrowings. The Bank's regulatory liquidity was 7.0% and 15.5% at March 31, 2000 and 1999, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending March 31, 2001, is approximately $100.3 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At March 31, 2000, the Bank and HMC had outstanding loan commitments of $798,000. Funds required to fill these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

Regulations require the Bank to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets and risk-based capital to risk-weighted assets. The following table sets forth the Bank's actual capital, required capital amounts and ratios at March 31, 2000, which, at that date, exceeded the capital adequacy requirements.

                                                                                                     To Be Well
                                                                                                 Capitalized Under
                                                                             For Capital         Prompt Corrective
                                                        Actual            Adequacy Purposes      Action Provisions
                                                 ---------------------   ---------------------  ---------------------
GAAP capital, March 31, 2000                          $35,353
Add:  Unrealized losses on debt
          securities held for sale                        824
                                                 -------------
Tangible equity capital and ratio to
          adjusted total assets                        36,177    8.5%          6,387     1.5%         8,516     2.0%
                                                 ---------------------   ---------------------  ---------------------
Tier 1 (core) capital and ratio to
          adjusted total assets                        36,177    8.5%         17,032     4.0%        21,290     5.0%
                                                 ---------------------   ---------------------  ---------------------
Total risk-based capital and ratio to
          risk-weighted assets                         36,177   12.5%         11,549     4.0%        17,323     6.0%
                                                              --------   ---------------------  ---------------------
Tier 2 risk-based capital, net adjustments                773
                                                 -------------
Total risk-based capital and ratio to
          risk-weighted assets, March 31, 2000        $36,950   12.8%        $23,098     8.0%       $28,872    10.0%
                                                 =====================   =====================  =====================

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

There were no significant changes for the six months ended March 31, 2000, from the information presented in the annual report on Form 10-K for the year ended September 30, 1999, concerning quantitative disclosures about market risk.


IMPACT OF INFLATION AND CHANGING PRICES

The unaudited consolidated financial statements of the Corporation and notes thereto presented elsewhere herein, have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Corporation are financial. As a result, interest rates have a greater impact on the Corporation's performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


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

ITEM 1.    LEGAL PROCEEDINGS

           Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at March 31, 2000. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.


ITEM 2.    CHANGES IN SECURITIES

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER MATERIALLY IMPORTANT EVENTS

           Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits


           (b)   Reports on Form 8-K

                      FSF FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FSF FINANCIAL CORP.




Date:  May 12, 2000                         By: /s/ Donald A. Glas
-------------------                             --------------------------------
                                                Donald A. Glas
                                                Chief Executive Officer






Date:  May 12, 2000                         By: /s/ Richard H. Burgart
-------------------                             --------------------------------
                                                Richard H. Burgart
                                                Chief Financial Officer