Form 10-Q
period 2000-06-30
FSF FINANCIAL CORP
filed 2000-08-10
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Minnesota                                 41-1783064
             ---------                                 ----------
(State or other jurisdiction of incorporation (IRS employer identification no.) or organization)

201 Main Street South,  Hutchinson, Minnesota                55350-2573
---------------------------------------------                ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code    (320) 234-4500


         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 9, 2000.
                                                           --------------


         Class                                       Outstanding shares
         -----                                       ------------------
$.10 par value common stock                           2,429,455 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                     FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 June 30,      September 30,
                                                                                   2000            1999 *
                                                                           -------------------------------------
                                                                                     (in thousands)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                         $  16,060    $  19,265
Securities available for sale, at fair value:
     Equity securities                                                               19,209       19,284
     Mortgage-backed and related securities                                          15,926       15,979
     Debt securities                                                                 12,588       12,794
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $17,918 and $18,999)                             19,386       19,937
     Mortgage-backed and related securities (fair value of $25,945 and $26,338)      27,095       27,587
Loans held for sale                                                                   4,919        5,334
Loans receivable, net                                                               320,596      278,290
Foreclosed real estate                                                                   73          323
Accrued interest receivable                                                           3,930        3,328
Premises and equipment                                                                5,446        5,314
Other assets                                                                         10,861       10,659
                                                                                  ---------    ---------
          Total assets                                                            $ 456,089    $ 418,094
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
     Demand deposits                                                              $  35,144    $  32,952
     Savings accounts                                                                77,104       65,554
     Certificates of deposit                                                        160,340      133,145
                                                                                  ---------    ---------
          Total deposits                                                            272,588      231,651

     Federal Home Loan Bank borrowings                                              140,000      140,967
     Advances from borrowers for taxes and insurance                                    414          669
     Other liabilities                                                                3,454        2,482
                                                                                  ---------    ---------
          Total liabilities                                                         416,456      375,769
                                                                                  ---------    ---------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
        authorized, no shares issued                                                      -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
        4,501,277 and 4,501,277 shares issued                                           450          450
     Additional paid in capital                                                      43,369       43,292
     Retained earnings, substantially restricted                                     28,332       26,627
     Treasury stock at cost (2,066,822 and 1,695,390 shares)                        (29,153)     (24,575)
     Unearned ESOP shares at cost (136,088 and 162,798 shares)                       (1,361)      (1,628)
     Unearned MSP stock grants at cost (42,964 and 49,825 shares)                      (455)        (528)
     Accumulated comprehensive loss                                                  (1,549)      (1,313)
                                                                                  ---------    ---------
          Total stockholders' equity                                                 39,633       42,325
                                                                                  ---------    ---------
          Total liabilities and stockholders' equity                              $ 456,089    $ 418,094
                                                                                  =========    =========

--------------------------------------------------------------------------------
* The consolidated statements of financial condition at September 30, 1999 have been taken from the audited statements of financial condition of and for that date.

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                For Three Months    For Nine Months
                                                                 Ended June 30,      Ended June 30,
                                                             ------------------------------------------
                                                               2000         1999       2000      1999
                                                             ------------------------------------------
                                                                 (In thousands, except per share data)

Interest income:
     Loans receivable                                           $ 7,073   $ 5,586   $19,505   $17,079
     Mortgage-backed and related securities                         598       576     1,943     1,706
     Investment securities                                          751     1,105     2,305     3,227
                                                                -------   -------   -------   -------
          Total interest income                                   8,422     7,267    23,753    22,012

Interest expense:
     Deposits                                                     2,945     2,540     7,938     7,748
     Borrowed funds                                               2,109     1,986     6,128     6,004
                                                                -------   -------   -------   -------
          Total interest expense                                  5,054     4,526    14,066    13,752
                                                                -------   -------   -------   -------
          Net interest income                                     3,368     2,741     9,687     8,260
     Provision for loan losses                                       54       114       162       342
                                                                -------   -------   -------   -------
          Net interest income after provision for loan losses     3,314     2,627     9,525     7,918
Non-interest income:
     Gain on sale of loans, net                                     246       624       838     1,897
     Other service charges and fees                                 168       217       605       600
     Service charges on deposit accounts                            315       264       923       692
     Commission income                                              294       226       828       672
     Other                                                           97        45       378        72
                                                                -------   -------   -------   -------
          Total non-interest income                               1,120     1,376     3,572     3,933
                                                                -------   -------   -------   -------

Non-interest expense:
     Compensation and benefits                                    1,637     1,834     5,215     5,087
     Occupancy and equipment                                        356       423     1,028       970
     Deposit insurance premiums                                      13        34        59       100
     Data processing                                                179       160       510       424
     Professional fees                                              112        78       279       233
     Other                                                          573       591     1,692     1,550
                                                                -------   -------   -------   -------
          Total non-interest expense                              2,870     3,120     8,783     8,364
                                                                -------   -------   -------   -------
          Income before provision for income taxes                1,564       883     4,314     3,487
Income tax expense                                                  610       358     1,682     1,427
                                                                -------   -------   -------   -------
          Net income                                            $   954   $   525   $ 2,632   $ 2,060
                                                                =======   =======   =======   =======

Basic earnings per share                                        $  0.41   $  0.20   $  1.08   $  0.77
Diluted earnings per share                                      $  0.40   $  0.19   $  1.05   $  0.74
Cash dividend declared per common share                         $ 0.125   $ 0.125   $ 0.375   $ 0.375

Comprehensive income                                            $   868   $   444   $ 2,396   $ 1,475
                                                                =======   =======   =======   =======

            See Notes to Unaudited Consolidated Financial Statements
                                       2

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months                Nine Months
                                                                                  Ended                       Ended
                                                                                 June 30,                   June 30,
                                                                      ------------------------- --------------------------
                                                                              2000        1999          2000        1999
                                                                      ------------------------- --------------------------
Cash flows from operating activities:
     Net income                                                           $     955    $     525    $   2,632    $   2,060
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation                                                               145          131          429          336
     Net amortization of discounts and premiums on securities
       held to maturity                                                          (7)         (13)         (32)         (32)
     Provision for loan losses                                                   54          114          162          342
     Net market value adjustment on ESOP shares                                  17           14           52           80
     Amortization of ESOP and MSP stock compensation                             93          194          358          506
     Amortization of intangibles                                                 32           30           88           76
     Net gain on sale of assets                                                 (17)           -         (139)         (11)
     Net loan fees deferred and amortized                                       (88)          45         (113)         (61)
     Loans originated for sale                                              (12,630)     (30,904)     (41,131)    (116,450)
     Loans sold                                                              11,823       31,758       41,546      117,804
     (Increase) decrease in:
          Accrued interest receivable                                          (596)         (62)        (602)          71
          Other assets                                                         (137)          54         (259)         179
     Increase (decrease) in other liabilities                                   575          221        1,251       (1,745)
                                                                          ---------    ---------    ---------    ---------
Net cash provided by operating activities                                       219        2,107        4,242        3,155
                                                                          ---------    ---------    ---------    ---------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net                  (7,146)      12,853      (19,993)      41,006
     Purchase of loans                                                      (11,710)     (16,355)     (23,271)     (25,605)
     Sale of loan participations                                                295            -          851            -
     Principal payments on mortgage-related securities held to maturity         132        2,184          494        9,097
     Purchase of securities available for sale                                    -       (2,993)           -      (10,993)
     Proceeds from maturities of securities available for sale                    -            -            -        3,000
     Proceeds from maturities of securities held to maturity                      -          200          570        4,000
     Investments in foreclosed real estate                                        -            -           (7)         (39)
     Proceeds from sales of fixed assets                                          -            -          157            -
     Purchase paid up life insurance policies                                     -       (5,495)           -       (5,495)
     Proceeds from sale of REO                                                  127            -          367          500
     Purchases of equipment and property improvements                          (216)        (751)        (633)      (1,443)
     Acquisition of HMC, net of cash acquired                                     -            -            -       (1,245)
                                                                          ---------    ---------    ---------    ---------
Net cash provided by (used in) investing activities                       $ (18,518)   $ (10,357)   $ (41,465)   $  12,783
                                                                          ---------    ---------    ---------    ---------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                             Three Months Nine Months        Nine Months
                                                                       Ended                    Ended
                                                                     June 30,                  June 30,
                                                              ------------------------ -----------------------
                                                                  2000        1999        2000        1999
                                                              ------------------------ -----------------------
                                                                              (in thousands)

Cash flows from financing activities:
     Net increase in deposits                                  $ 27,546    $ (1,148)   $ 40,937    $  8,475
     FHLB advances                                                    -           -      87,000           -
     Payments on FHLB advances                                     (872)        (51)    (87,967)       (160)
     Net short term borrowings                                        -      (3,000)          -      (3,000)
     Net decrease in mortgage escrow funds                         (292)       (361)       (255)       (433)
     Decrease in short-term notes payable                             -      (2,100)          -      (2,575)
     Treasury stock purchased                                    (1,368)     (1,762)     (4,595)     (2,415)
     Proceeds from exercise of stock options                          -          27          23         336
     Dividends on common stock                                     (291)       (334)     (1,125)     (1,008)
                                                               --------    --------    --------    --------
Net cash provided by (used in) financing activities              24,723      (8,729)     34,018        (780)
                                                               --------    --------    --------    --------

Net (decrease) increase in cash and cash equivalents              6,424     (16,979)     (3,205)     15,158

Cash and cash equivalents
     Beginning of period                                          9,636      54,734      19,265      22,597
                                                               --------    --------    --------    --------
     End of period                                             $ 16,060    $ 37,755    $ 16,060    $ 37,755
                                                               ========    ========    ========    ========

Supplemental disclosures of cash flow information:
     Cash payments for:
          Interest on advances and other borrowed money        $  1,991    $  1,971    $  5,960    $  5,985
          Interest on deposits                                    2,677       2,369       7,856       7,333
          Income taxes                                              713         758       1,432       1,411

Supplemental schedule of non-cash investing and financing activities:

     Reinvested amounts of capital gains and dividends
       from mutual fund investments                                  18          20          40          76
     Acquisition of Homeowners Mortgage Corporation non-cash
       assets, net of assumed liabilities                             -           -           -       1,037



            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three months ended June 30, 2000, include the accounts of FSF Financial Corp. (the "Corporation") and its wholly-owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank") with its wholly-owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a compete presentation of consolidated financial condition, results of operations and cash flows in conformity with Generally Accepted Accounting Principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report of Form 10-K for the year ended September 30, 1999.

NOTE 3- BUSINESS SEGMENTS
         The Corporation's reportable business segments are business units that offer different products and services which are marketed through various channels. The Corporation has identified its wholly-owned subsidiaries, the Bank and HMC, as reportable business segments. Firstate Services, the Agency and FSF Financial Corp. (the Holding Company) did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category.

                                                                         Bank         HMC                          Consolidated
                                                                      Stand-alone Stand-alone Other   Eliminations    Total
                                                                      ----------------------------------------------------------
As of and for the three months ended June 30, 2000
From operations:
     Interest income from external sources                            $ 8,320   $    55    $    47       $     -    $ 8,422
     Non-interest income from external sources                            673       210        237             -      1,120
     Inter-segment interest income                                         38         -      2,908        (2,946)         -
     Interest expense                                                   5,057        29          -           (32)     5,054
     Provisions for loan losses                                            54         -          -             -         54
     Depreciation and amortization                                        161        30         10             -        201
     Other non-interest expense                                         2,280       533         78           (21)     2,870
     Income tax expense (benefit)                                         630       (21)         1             -        610
     Net income                                                       $ 1,008   $   (53)   $ 2,999       $(3,000)   $   954
                                                                      =====================================================

As of and for the three months ended June 30, 1999
From operations:
     Interest income from external sources                            $ 7,194   $    27    $    46       $     -    $ 7,267
     Non-interest income from external sources                            737       622         17             -      1,376
     Inter-segment interest income                                         36         -         36           (72)         -
     Interest expense                                                   4,493        67          -           (34)     4,526
     Provisions for loan losses                                           114         -          -             -        114
     Depreciation and amortization                                        129        18         33             -        180
     Other non-interest expense                                         2,479       543        137           (39)     3,120
     Income tax expense (benefit)                                         342        25         (9)            -        358
     Net income                                                       $   509   $    14    $     2       $     -    $   525
                                                                      =====================================================

                                                                       Bank         HMC                            Consolidated
                                                                    Stand-alone Stand-alone    Other   Eliminations   Total
                                                                    ------------------------------------------------------------

As of and for the nine months ended June 30, 2000
From operations:
     Interest income from external sources                           $ 23,501   $    142    $    110   $      -    $ 23,753
     Non-interest income from external sources                          1,986        844         742          -       3,572
     Inter-segment interest income                                        123          -       5,982     (6,105)          -
     Interest expense                                                  14,070        119           -       (123)     14,066
     Provisions for loan losses                                           162          -           -          -         162
     Depreciation and amortization                                        394         91          32          -         517
     Other non-interest expense                                         6,752      1,645         673       (287)      8,783
     Income tax expense (benefit)                                       1,770       (115)         27          -       1,682
     Net income                                                      $  2,855   $   (240)   $  6,017   $ (6,000)   $  2,632
                                                                     ======================================================

Total Assets                                                         $453,728   $  6,148    $ 40,049   $(43,836)   $456,089
                                                                     ======================================================

As of and for the nine months ended June 30, 1999
From operations:
     Interest income from external sources                           $ 21,710   $    148    $    154   $      -    $ 22,012
     Non-interest income from external sources                          1,813      1,690         430          -       3,933
     Inter-segment interest income                                        132          -       3,119     (3,251)          -
     Interest expense                                                  13,638        247           -       (133)     13,752
     Provisions for loan losses                                           342          -           -          -         342
     Depreciation and amortization                                        314         57          41          -         412
     Other non-interest expense                                         6,489      1,270         724       (119)      8,364
     Income tax expense (benefit)                                       1,268        153           6          -       1,427
     Net income                                                      $  1,888   $    168    $  3,004   $ (3,000)   $  2,060
                                                                     ======================================================

Total Assets                                                         $415,662   $  7,436    $ 43,605   $(44,117)   $422,586
                                                                     ======================================================

NOTE 4- EARNINGS PER SHARE
         The earnings per share amounts were computed using the weighted number of shares outstanding during the periods presented. For the three month periods ended June 30, 1999 and 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computations were 2,876,708 and 2,308,202, respectively. For the nine month periods ended June 30, 1999 and 2000, the weighted average number of shares outstanding were 2,684,532 and 2,442,713, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

NOTE 5- SELECTED QUARTERLY FINANCIAL DATA

                                                                                 For the Quarter Ended
                                                           ----------------------------------------------------------
                                                                   December 31,        March 31,           June 30,
                                                                      1999               2000               2000
                                                           ----------------------------------------------------------
Interest income                                                   $     7,534        $     7,797         $     8,422
Interest expense                                                        4,386              4,626               5,054
                                                           ----------------------------------------------------------
Net interest income                                                     3,148              3,171               3,368
Provision for loan losses                                                  54                 54                  54
Gain on sale of assets                                                    346                246                 246
Net income                                                        $       821        $       856         $       954
Basic earnings per share                                                 0.32               0.35                0.41
Diluted earnings per share                                               0.31               0.35                0.40
Cash dividends declared per share                                 $     0.125        $     0.125         $     0.125
Market range:
     High bid (1)                                                 $     12.50        $     12.38         $     13.00
     Low bid (1)                                                  $     11.81        $     10.50         $     10.14

-----------------------------------------------------------
(1) As reported by the Nasdaq Stock Market. Such over-the-counter quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                             For the Quarter Ended
                                                           ----------------------------------------------------------
                                                                   December 31,         March 31,           June 30,
                                                                       1998               1999                1999
                                                           ----------------------------------------------------------

Interest income                                                   $     7,364        $     7,242         $     7,267
Interest expense                                                        4,548              4,522               4,526
                                                           ----------------------------------------------------------
Net interest income                                                     2,816              2,720               2,741
Provision for loan losses                                                  45                114                 114
Gain on sale of assets                                                     15                573                 624
Net income                                                        $       746        $       693         $       525
Basic earnings per share                                                 0.28               0.26                0.20
Diluted earnings per share                                               0.26               0.25                0.19
Cash dividends declared per share                                 $     0.125        $     0.125         $     0.125
Market range:
     High bid (1)                                                 $     20.94        $     15.50         $     14.44
     Low bid (1)                                                  $     19.00        $     13.56         $     13.50


-----------------------------------------------------------

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


                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Corporation's total assets at June 30, 2000 and September 30, 1999, totaled $456.1 million and $418.1 million. This increase of $38.0 million was a result of an increase in loans receivable.

Cash and cash equivalents decreased $3.2 million from $19.3 million at September 30, 1999, to $16.1 million at June 30, 2000. The Corporation utilized excess liquidity to fund the purchase of treasury shares and loan originations; however, the decrease was mainly a result of new loan originations.

Securities available for sale decreased $334,000 between June 30, 2000 and September 30, 1999, as a result of market value changes.

Securities held to maturity decreased from $47.5 million at September 30, 1999, to $46.5 million at June 30, 2000. The proceeds were used to help fund the purchase of treasury shares and pay dividends. This decrease was primarily due to $570,000 of securities maturing during the period and principal payments from mortgage-backed and related securities.

Loans held for sale decreased $415,000 to $4.9 million at June 30, 2000, from $5.3 million at September 30, 1999. As of June 30, 2000, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payments usually occur within fourteen days of funding.

Loans receivable increased $42.3 million or 15.2% to $320.6 million at June 30, 2000, from $278.3 million at September 30, 1999. Total residential real estate and construction loan originations decreased by $42.2 million, and when combined with the sale and prepayments of residential mortgages, resulted in a decrease in one-to-four family residential mortgages and construction loans of $9.6 million. Agricultural and commercial business loans increased by $10.2 million and $5.4 million, respectively. To supplement originations, the Bank purchased $23.3 million of commercial business loans. The commercial loans purchased that meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal and provide the Bank with the opportunity to continue to diversify the composition of and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                       Three Months                             Nine Months
                                                      Ended June 30,                          Ended June 30,
                                             ---------------------------------     ---------------------------------
                                                  2000             1999                 2000             1999
                                             ---------------------------------     ---------------------------------
                                                                         (in thousands)
Loans originated:
     1-4 family residential mortgages            $    13,542      $    47,382          $    42,825      $   127,047
     1-4 family construction loans                    29,060           12,859               65,331           23,295
     Land                                              5,622              407                6,142            2,782
     Agriculture                                       5,886            7,941               33,616           23,450
     Commercial business & real estate                 5,396            2,795               14,873            9,463
     Consumer                                         18,712            7,910               38,951           19,893
                                             ---------------------------------     ---------------------------------
          Total loans originated                      78,218           79,294              201,738          205,930
                                             ---------------------------------     ---------------------------------
Loans purchased:
     Construction                                          -                -                    -            3,400
     Commercial business                              11,709           16,355               23,271           22,205
                                             ---------------------------------     ---------------------------------
          Total loans purchased                       11,709           16,355               23,271           25,605
                                             ---------------------------------     ---------------------------------
Total new loans                                  $    89,927      $    95,649          $   225,009      $   231,535
                                             =================================     =================================

Total loans sold                                 $    11,823      $    31,758          $    41,546      $   117,804
                                             =================================     =================================


The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                       June 30,                        September 30,
                                                         2000                              1999
                                                  --------------------------------------------------------------------
                                                        Amount              %             Amount              %
                                                  --------------------------------------------------------------------
                                                                        (dollars in thousands)
Residential real estate:
     One-to-four family (1)                              $    107,579          29.5        $    120,884          38.8
     Residential construction                                  65,863          18.1              42,937          13.8
     Multi-family                                               4,835           1.3               5,635           1.8
                                                  --------------------------------------------------------------------
                                                              178,277          48.9             169,456          54.4

Agricultural loans                                             43,520          11.9              33,384          10.7
Land and commercial real estate                                50,521          13.9              41,295          13.2
Commercial business                                            27,187           7.5              24,901           8.0
                                                  --------------------------------------------------------------------
                                                              299,505          82.2             269,036          86.3

Consumer loans:
     Home equity and second mortgages                          27,142           7.5              24,312           7.8
     Automobile loans                                          12,193           3.3               7,428           2.4
     Other                                                     25,403           7.0              10,898           3.5
                                                  --------------------------------------------------------------------
          Total loans                                         364,243         100.0             311,674         100.0
                                                                              =====                             =====
Less:
     Loans in process                                         (36,594)                          (26,156)
     Deferred fees                                               (619)                             (507)
     Allowance for loan losses                                 (1,515)                           (1,387)
                                                  --------------------              --------------------
          Total loans, net                               $    325,515                      $    283,624
                                                  ====================              ====================

--------------------------------------------------
1. Includes loans held for sale in the amount of $4.9 million and $5.3 million as of June 30, 2000 and September 30, 1999, respectively.

Real estate owned at June 30, 2000, totaled $73,000, which consisted of a single family residential property. No loss is expected in the disposition of this property.

Deposits, after interest credited, increased from $231.7 million at September 30, 1999, to $272.6 million at June 30, 2000, an increase of $40.9 million or 17.7%. Overall cost of funds on deposits during the period increased 6 basis points as the Bank attempted to maintain deposit rates consistent with market place competitors. Demand deposits increased $2.1 million or 6.4% from September 30, 1999 when compared to June 30, 2000, and is a result of the continued diversification of the Bank's loan portfolio. Savings accounts increased 14.9% during the same periods due to increasing balances in the Bank's First Prime
Savings account. Certificates of deposit increased $27.2 million. The Bank utilized the deposit growth to fund the continued loan growth.

Federal Home Loan Bank ("FHLB") borrowing decreased $1.0 million from $141.0 million at September 30, 1999, to $140.0 million at June 30, 2000, due to principal amortization.

The Corporation completed the repurchase of 371,432 shares of common stock which increased the number of treasury shares to 2,066,822 at June 30, 2000. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has decreased $2.7 million since September 30, 1999, mainly due to the stock repurchased. Book value per share increased from $16.32 at September 30, 1999, to $17.57 at June 30, 2000.

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


The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                             June 30,          September 30,
                                                                               2000                1999
                                                                        ----------------------------------------
                                                                                    (in thousands)

 Loans accounted for on a non-accrual basis:
      Mortgage loans:
           Residential construction loans                                   $           582         $         -
           Permanent loans secured by one-to-four family units                           55                 205
           Permanent loans secured by non-residential real estate                         -                   -
           Other                                                                          -                   -
      Non-mortgage loans:
           Commercial and agricultural                                                  519                   -
           Consumer                                                                      21                  22
                                                                        ----------------------------------------
      Total non-accrual loans                                                         1,177                 227
      Foreclosed real estate                                                             73                 323
                                                                        ----------------------------------------
      Total non-performing assets                                           $         1,250         $       550
                                                                        ========================================
      Total non-performing loans to net loans                                          0.38%               0.08%
                                                                        ========================================
      Total non-performing loans to total assets                                       0.26%               0.05%
                                                                        ========================================
      Total non-performing assets to total assets                                      0.27%               0.13%
                                                                        ========================================

During the nine months ended June 30, 2000 and 1999, approximately $57,243 and $24,000 would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Bank's interest income and no interest income on loans accounted for on a non-accrual basis was included in income during any of these periods either. During the periods indicated, the Bank held no foreign loans.

          COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands).

                                                                     Three Months Ended June 30,
                                             -----------------------------------------------------------------------------
                                                2000                                    1999
                                             -----------------------------------------------------------------------------
                                                                    Interest                                  Interest
                                               Average              Yields &          Average                 Yields &
                                               Balance   Interest   Rates (1)         Balance    Interest     Rates (1)
                                             -----------------------------------------------------------------------------
Assets:
     Loans receivable (2)                      $ 315,658   $ 7,073        8.96%        $ 272,463   $ 5,586        8.20%
     Mortgage-backed securities                   43,212       598        5.54            44,298       576        5.20
     Investment securities (3)                    55,140       751        5.45            93,732     1,105        4.72
                                             ----------------------                 -----------------------
          Total interest earning assets          414,010     8,422        8.14           410,493     7,267        7.08
                                                         ----------------------                  ----------------------
          Other assets                            22,541                                  14,083
                                             ------------                           -------------
Total assets                                   $ 436,551                               $ 424,576
                                             ============                           =============

Liabilities:
     Interest bearing deposits                 $ 251,310   $ 2,945        4.69%        $ 234,512   $ 2,540        4.33%
     Borrowings                                  140,847     2,109        5.99           144,796     1,986        5.49
                                             ----------------------                 -----------------------
          Total interest bearing liabilities     392,157     5,054        5.16%          379,308     4,526        4.77%
                                                         ----------------------                  ----------------------
     Other liabilities                             4,386                                   3,583
                                             ------------                           -------------
          Total liabilities                      396,543                                 382,891
Stockholders' equity                              40,008                                  41,685
                                             ------------                           -------------
Total liabilities and stockholders' equity     $ 436,551                               $ 424,576
                                             ============                           =============

Net interest income                                        $ 3,368                                 $ 2,741
Net spread (4)                                                            2.98%                                   2.31%
Net margin (5)                                                            3.25                                    2.67
Ratio of average interest earning assets
  to average interest bearing liabilities       1.06X                                  1.08X

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

Net Income
The Corporation recorded net income of $954,000 for the three months ended June 30, 2000, as compared to net income of $525,000 for the three month period ended June 30, 1999. This increase in net income was $429,000 or 81.7%.

Total Interest Income
Total interest income increased by $1.2 million or 16.4% to $8.4 million for the three months ended June 30, 2000. The average yield on loans increased to 8.96% for the quarter ended June 30, 2000, from 8.20% for the quarter ended June 30, 1999. During the same period, the average yield on mortgage-backed securities increased 34 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $55.1 million for the quarter ended June 30, 2000, from $93.7 million for the quarter ended June 30, 1999. This decrease was the result of securities that matured, securities that were called and a reduction in the Bank's liquidity. The average yield increased from 4.72% for the three months ended June 30, 1999, to 5.45% for the same period in 2000, as excess funds or short-term investments, which provided lower yields, were deployed into other higher earning assets.

Total Interest Expense
Total interest expense increased to $5.1 million for the three months ended June 30, 2000, from $4.5 million for the same period in 1999. The average balance of interest-bearing deposits increased from $234.5 million for the three months ended June 30, 1999, to $251.3 million for the three months ended June 30, 2000, mainly due to an increase in certificate of deposit accounts. The average cost of deposits increased 36 basis points from 4.33% for the three month period ended June 30, 1999, to 4.69% for the same period in 2000, due to increases in the rates offered by the Bank. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $3.9 million to $140.9 million for the three months ended June 30, 2000, from $144.8 million for the three months ended June 30, 1999. The cost of such borrowings increased by 50 basis points to 5.99% for the three months ended June 30, 2000, from 5.49% for the same period in 1999. Borrowings decreased as the Bank utilized repayments of loans and the increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $2.7 million for the three months ended June 30, 1999, to $3.4 million for the same period ended June 30, 2000. Average interest-earning assets increased $3.5 million from $410.5 million for the three months ended June 30, 1999, to $414.0 million for the three months ended June 30, 2000, while the average yield on those interest-earning assets increased from 7.08% for 1999 to 8.14% for 2000. Average interest-bearing liabilities increased by $12.9 million to $392.2 million for the three months ended June 30, 2000, from $379.3 million for the three months ended June 30, 1999, while the cost of those interest-bearing liabilities increased from 4.77% in 1999 to 5.16% in 2000.

Provision for Loan Losses
The Corporation's provision for loan losses was $54,000 for the three months ended June 30, 2000, as compared to $114,000 for the same period in 1999. During fiscal 1999, the composition of the Bank's loan portfolio changed substantially. Generally, agricultural loans, land and commercial real estate loans and commercial business loans are considered to contain a higher risk profile than single family residential mortgages. In order to account for the higher risk profile associated with the loan portfolio changes, additional provisions were utilized to help maintain reserves at adequate levels; however, the provision was reduced in fiscal 2000. The Corporation's allowance for loan losses was $1.5 million at June 30, 2000 and $1.3 million at June 30, 1999, respectively. At June 30, 2000, the Corporation's allowance for loan losses constituted 121.2% of non-performing assets as compared to 308.9% of non-performing assets at June 30, 1999. The allowance for looses on loans is maintained at a level which is considered by management to be adequate to absorb probable losses on existing loans that may become uncollectible, based on an evaluation of the collectibility of loans, prior loan loss experience and market conditions. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. The allowance for loan losses is established through a provision for loan losses charges to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income
Total non-interest income decreased $256,000 during the three month period ended June 30, 2000, to $1.1 million, as compared with the same period in 1999. Gains on loans sold decreased from $624,000 at June 30, 1999, to $246,000 at June 30, 2000, which was primarily due to rising interest rates which slowed down the purchase and refinance markets. Continued increases in interest rates may affect the ability to generate new loans. Commission income increased from $226,000 for the quarter ended June 30, 1999, to $294,000 for the quarter ended June 30, 2000, while other service charges and fees decreased from $217,000 for the three months ended June 30, 1999, to $168,000 for the three months ended June 30, 2000, as a result of reduced mortgage loan originations. Other income increased $52,000 for the three months ended June 30, 2000, which was primarily due to $55,000 of income on investments in insurance policies not present in third quarter 1999.

Non-interest Expense
Total non-interest expense decreased $250,000 or 8.0% over the periods compared. Compensation and benefits decreased from $1.8 million to $1.6 million and is partially offset by an increase in professional fees. As a result of discussions being held with the U.S. Department of Labor, the Bank may have to alter the manner in which it compensates some of its employees, which may impact compensation expense and/or the Bank's ability to generate additional loans and/or deposits. Occupancy and equipment expense decreased by $67,000. Data processing expense increased $19,000 to $179,000 for the period ended June 30, 2000, due to processing expenses associated with the increased delivery of electronic services to customers. Professional fees increased from $78,000 for the third quarter of fiscal 1999 to $112,000 for the third quarter of fiscal 2000, due to outsourcing of some services related to personnel changes, additional audit requirements and the discussions with the Department of Labor. Other expenses decreased from $591,000 for the quarter ended June 30, 1999, to $573,000 for the quarter ended June 30, 2000.

Income Tax Expense
Income taxes increased by $252,000 or 70.4%, to $610,000 for the three month period ended June 30, 2000, from $358,000 for the same period in 1999, which was primarily due to an increase of $681,000 in income before tax. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $79,000.

           COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                       Nine Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                2000                                      1999
                                             --------------------------------------------------------------------------------
                                                                      Interest                                 Interest
                                               Average                Yields &          Average                Yields &
                                               Balance    Interest    Rates (1)         Balance     Interest   Rates (1)
                                             --------------------------------------------------------------------------------
Assets:
     Loans receivable (2)                      $ 300,020    $ 19,505        8.66 %       $ 274,959   $ 17,079        8.28 %
     Mortgage-backed securities                   43,309       1,943        5.98            47,420      1,706        4.80
     Investment securities (3)                    57,092       2,305        5.38            90,124      3,227        4.77
                                             ------------------------                 ------------------------
          Total interest earning assets          400,421      23,753        7.91           412,503     22,012        7.11
                                                         ------------------------                  -----------
           Other assets                           22,561                                    13,097
                                             ------------                             -------------
Total assets                                   $ 422,982                                 $ 425,600
                                             ============                             =============
Liabilities:
     Interest bearing deposits                 $ 237,914     $ 7,938        4.45 %       $ 233,103    $ 7,748        4.43 %
     Borrowings                                  139,834       6,128        5.84           145,985      6,004        5.48
                                             ------------------------                 ------------------------
          Total interest bearing liabilities     377,748      14,066        4.96 %         379,088     13,752        4.84 %
                                                         ------------------------                  -----------------------
     Other liabilities                            3,709                                      3,228
                                             ------------                             -------------
          Total liabilities                      381,457                                   382,316
Stockholders' equity                              41,525                                    43,284
                                             ------------                             -------------
Total liabilities and stockholders' equity     $ 422,982                                 $ 425,600
                                             ============                             =============
Net interest income                                          $ 9,687                                  $ 8,260
Net spread (4)                                                              2.95 %                                   2.27 %
Net margin (5)                                                              3.23 %                                   2.67 %

Ratio of average interest earning assets
  to average interest bearing liabilities       1.06X                                    1.09X

1.   Annualized.
2.   Average balances include non-accrual loans and loans held for sale.
3.   Includes interest bearing deposits in other financial institutions
4. Net spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.
5. Net margin represents net interest income as a percentage of average interest earning assets.

Net Income
The Corporation recorded net income of $2.6 million for the nine months ended June 30, 2000, as compared to net income of $2.1 million for the nine month period ended June 30, 1999. This increase in net income was $572,000 or 27.8%.

Total Interest Income
Total interest income increased by $1.7 million or 7.7% to $23.8 million for the nine months ended June 30, 2000. The average yield on loans increased to 8.66% for the nine months ended June 30, 2000, from 8.28% for the nine months ended June 30, 1999. During the same period, the average yield on mortgage-backed securities increased 118 basis points (100 basis points equals 1%). The average balance of investment securities decreased to $57.1 million for the nine months ended June 30, 2000, from $90.1 million for the nine months ended June 30, 1999. This decrease was a result of securities that matured, securities that were called and a reduction in the Corporation's liquidity. The average yield increased from 4.77% for the nine months ended June 30, 1999, to 5.38% for the same period in 2000, as excess funds or short-term investments, which provided lower yields, were deployed into other higher earning assets.

Total Interest Expense
Total interest expense increased to $14.1 million for the nine months ended June 30, 2000, from $13.8 million for the same period in 1999. The average balance of interest-bearing deposits increased from $233.1 million for the nine months ended June 30, 1999, to $237.9 million for the nine months ended June 30, 2000. The average cost of deposits increased 2 basis points from 4.43% for the nine months ended June 30, 1999, to 4.45% for the same period in 2000, due to the mix of non-certificate account balances decreasing more than certificate account balances. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $6.2 million to $139.8 million for the nine months ended June 30, 2000, from $146.0 million for the nine months ended June 30, 1999. The cost of such borrowings increased by 36 basis points to 5.84% for the nine months ended June 30, 2000, from 5.48% for the same period in 1999. Borrowings decreased as the Corporation utilized repayments of loans and mortgage-backed securities to meet liquidity needs.

Net Interest Income
Net interest income increased from $8.3 million for the nine months ended June 30, 1999, to $9.7 million for the same period ended June 30, 2000. Average interest-earning assets decreased $12.1 million, from $412.5 million for the nine months ended June 30, 1999, to $400.4 million for the nine months ended June 30, 2000, while the average yield on those interest-earning assets increased from 7.11% for 1999 to 7.91% for 2000. Average interest-bearing liabilities decreased by $1.4 million to $377.7 million for the nine months ended June 30, 2000, from $379.1 million for the nine months ended June 30, 1999, while the overall cost of those interest-bearing liabilities increased 12 basis points to 4.96%.

Provision for Loan Losses
The Corporation's provision for loan losses decreased to $162,000 for the nine months ended June 30, 2000, from $342,000 for the same period in 1999. See also "Comparison of the Three Months Ended June 30, 2000 and 1999 Provision for Loan Losses".

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                 For the Nine Months
                                                                     At June 30,
                                                        ---------------------------------------
                                                              2000                1999
                                                        ---------------------------------------
                                                                   (in thousands)
          Total loans outstanding                            $     364,243      $      296,363
                                                        =======================================
           Average loans outstanding                         $     300,020      $      274,959
                                                        =======================================
           Allowance balance (beginning of period)           $       1,387      $        1,035
                                                        =======================================
           Provision (credit):
                Residential (1)                                          -                   -
                Land and commercial real estate                         45                  20
                Commercial & agricultural business                     117                 312
                Consumer                                                 -                  10
                                                        ---------------------------------------
                     Total provision                                   162                 342
           Charge-offs:
                Residential                                              -                   -
                Land and commercial real estate                          -                   -
                Consumer                                                55                 124
                                                        ---------------------------------------
                     Total charge-offs                                  55                 124
           Recoveries:
                Residential                                              -                   -
                Land and commercial real estate                          -                   -
                Consumer                                                21                  32
                                                        ---------------------------------------
                     Total recoveries                                   21                  32
                                                        ---------------------------------------
           Net charge-offs                                              34                  92
                                                        ---------------------------------------
           Allowance balance (end of period)                 $       1,515      $        1,285
                                                        =======================================

           Allowance as percent of total loans                        0.42%               0.43%
           Net loans charged off as a percent of                      0.41%               0.03%
           average loans

--------------------------------------------------
1.   Includes one-to-four family and multi-family residential real estate loans.

Non-interest Income
Total non-interest income decreased $361,000 for the nine month period ended June 30, 2000, to $3.6 million, as compared with the same period in 1999. HMC was acquired on November 17, 1998, and as a result, the consolidated statements of income reflect nine full months of income and expense for HMC in fiscal 2000 but only seven and a half months of income and expense for fiscal 1999. Gains on loans sold decreased from $1.9 million at June 30, 1999, to $838,000 at June 30, 2000, primarily due to rising interest rates which slowed down the purchase and refinance markets. Continued increases in interest rates could affect the ability to generate new loans. Commission income increased from $672,000 for the nine months ended June 30, 1999, to $828,000 for the nine months ended June 30, 2000. Other service charges and fees remained about the same for the periods compared. Other income increased $306,000 for the nine months ended June 30, 2000, to $378,000, mainly due to $233,000 of income on investments in insurance policies not present in fiscal year 1999 and profit from the sale of property of $86,000.

Non-interest Expense
Total non-interest expense increased $419,000 or 5.0% over the periods compared. Compensation and benefits increased from $5.1 million to $5.2 million or 2.0%, primarily due to the acquisition of HMC. Occupancy and equipment expense increased by $58,000, largely from the HMC acquisition also. Data processing expense increased $86,000 to $510,000 for the period ended June 30, 2000, due to processing expenses associated with the increased delivery of electronic services to customers, and to a lesser extent, as a result of costs associated with the Corporation's Year 2000 readiness program. Professional fees increased from $233,000 for the first nine months of fiscal 1999 to $279,000 for the first nine months of fiscal 2000. Other expenses increased from $1.6 million for the nine months ended June 30, 1999, to $1.7 million for the nine months ended June 30, 2000, and was comprised of increased expenses as a result of the acquisition of HMC and the goodwill amortization associated with it.

Income Tax Expense
Income taxes increased by $255,000 to $1.7 million for the nine month period ended June 30, 2000. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $233,000.


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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States Government obligations and other approved investments. Federal regulations reduced the requirement for Banks to maintain liquid assets from 5% to not less than 4% of its net withdrawable accounts plus short-term borrowings and eliminated the requirement to maintain not less than 1% of short-term liquid assets of such accounts and borrowings. The Bank's regulatory liquidity was 6.0% and 15.5% at June 30, 2000 and 1999, respectively. The options from the previous method were used in the current period, which are more restrictive.

The amount of certificate accounts which are scheduled to mature during the twelve months ending June 30, 2001, is approximately $115.9 million. To the extent that these deposits do not remain at the Bank upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At June 30, 2000, the Bank and HMC had outstanding loan commitments of $243,000. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

Regulations require the Bank to maintain minimum amounts and ratios of tangible capital and leverage capital to average assets and risk-based capital to risk-weighted assets. The following table sets forth the Bank's actual capital, required capital amounts and ratios at June 30, 2000, which, at that date, exceeded the capital adequacy requirements.

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                              For Capital         Prompt Corrective
                                                        Actual             Adequacy Purposes      Action Provisions
                                                 ---------------------   ----------------------  ---------------------

GAAP capital, June 30, 2000                          $36,267
Add:  Unrealized losses on debt
          securities held for sale                       873
Less: Goodwill                                        (2,124)
                                                 ------------
Tangible equity capital and ratio to
          adjusted total assets                       35,016     7.8%           6,777     1.5%         9,036     2.0%
                                                 ---------------------   ----------------------  ---------------------
Tier 1 (core) capital and ratio to
          adjusted total assets                       35,016     7.8%          18,071     4.0%        22,589     5.0%
                                                 ---------------------   ----------------------  ---------------------
Total risk-based capital and ratio to
          risk-weighted assets                        35,016    11.1%          12,600     4.0%        18,900     6.0%
                                                             ---------   ----------------------  ---------------------
Tier 2 risk-based capital, net adjustments               780
                                                 ------------
Total risk-based capital and ratio to
          risk-weighted assets, June 30, 2000        $35,796    11.4%        $ 25,200     8.0%       $31,499    10.0%
                                                 =====================   ======================  =====================

Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates, could adversely affect future earnings and, as a result, the ability of the Bank to meet its future minimum capital requirements.

It has been the Bank's policy that employees of the Bank who hold the title of "personal banker" or "mortgage banker" are salaried employees and do not receive overtime compensation and are not required to maintain a time card (an "exempt employee"). During a routine audit of the Bank by the Department of Labor in February 2000, they did not agree with the Bank's exempt policy regarding personal bankers or mortgage bankers. As a result, for the three months ended June 30, 2000, the Company accrued approximately $16,600 in compensation and benefits expense due personal bankers. However, the Company does not agree with the Department of Labor's determination that employees who are classified as mortgage bankers should be considered a non-exempt employee and has engaged the services of outside legal counsel in an attempt to resolve this issue. Currently, costs incurred in regard to the resolution of this matter are not estimable but the Company does not believe that the costs to resolve this matter will have a material affect on the Company's financial statements. However, if the Department of Labor's position regarding classification of mortgage bankers prevails, the Company's ability to generate mortgage loans in a profitable manner may be adversely affected in the future.

There were no significant changes for the nine months ended June 30, 2000, from the information presented in the annual report on Form 10-K for the year ended September 30, 1999, concerning quantitative disclosures about market risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 1999.

Further, the subsidiary Bank paid a dividend to the Parent Corporation in the amount of $3.0 million in December 1999 and $3.0 million in May 2000, which reduced the Bank's regulatory capital and net portfolio value. These were used by the Corporation to purchase treasury shares and pay dividends.

The following table sets forth the present value estimates of the Bank at June 30, 2000 and September 30, 1999, as calculated by its NPV Model. The table shows the NPV of the Bank under rate shock scenarios of -300 basis points to +300 basis points in increments of 100 basis points. As market rates increase, the market value of the Bank's large portfolio of mortgage loans and securities declines significantly and prepayments are slow. As rates decrease, the market value of mortgage loans and securities increase only modestly due to prepayment risk, periodic rate caps and other embedded options. Actual changes in market value will differ from estimated changes set forth in this table due to various risks and uncertainties.

Changes in Interest
Rates in Basis
Points (Rate Shock)

                              June 30, 2000                              September 30, 1999
                      -----------------------------------       -----------------------------------
                          NPV Ratio          Change                NPV Ratio          Change
                      -----------------------------------       -----------------------------------
+300 BP                      5.89%           -1.50%                   7.75%            -1.48%
+200 BP                      6.37%           -1.02%                   8.22%            -1.01%
+100 BP                      6.87%           -0.52%                   8.72%            -0.51%
NO CHANGE                    7.39%            0.00%                   9.23%             0.00%
-100 BP                      7.95%            0.55%                   9.76%             0.53%
-200 BP                      8.53%            1.14%                  10.31%             1.08%
-300 BP                      9.15%            1.76%                  10.90%             1.67%


This report contains "forward-looking statements" as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such forward-looking statements are subject to the safe harbor created by these sections. Many factors could cause the actual results, amounts or events to differ materially from those the Company expects to achieve or occur, such as changes in competition, market interest rates, economic conditions and regulations. Although the Company has based its plans and projections on certain assumptions, there can be no assurances that its assumptions will be correct, or that its plans and projections can be achieved.


ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at June 30, 2000. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  See Item 6 (b) below.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits 27- Financial Data Schedule (electronic filing only).

                  (b) Reports on Form 8-K Form 8-K was filed on April 21, 2000 to announce the Company's declaration of a regular quarterly dividend and its intent to purchase shares of the Company during the next 12 months.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      FSF FINANCIAL CORP.





Date:  August 10, 2000                            By: /s/ Richard H. Burgart
----------------------                                ----------------------
                                                      Richard H. Burgart
                                                      Chief Financial Officer