Form 10-K
period 2000-09-30
FSF FINANCIAL CORP
filed 2000-12-11
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
            For Annual and Transition Reports Pursuant to Sections 13
                 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               September 30, 2000
                          --------------------------------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filling requirements for the past 90 days.   X  YES        NO
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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on November 28, 2000, was $ 26,660,260 (1,706,257 shares at $ 15.625 per share).

        As of November 30, 2000 there were issued and outstanding 2,386,455 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000. (Parts I,II and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 16, 2001. (Part III

                                     PART I

FSF Financial Corp. (the "Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks resulting from these factors.

The Corporation cautions that the listed factors are not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.


ITEM 1. BUSINESS

General

FSF Financial Corp. is a Minnesota corporation organized in May 1994, and as of October 6, 1994, became the holding company for First Federal fsb ("First Federal" or the "Bank"). First Federal is the resulting institution of the merger of First State Federal Savings and Loan Association, Hutchinson, MN, and First Federal Savings and Loan Association of Hastings, Hastings, MN. The Corporation operates two wholly owned subsidiaries: Insurance Planners and the Bank. Insurance Planners ("Agency") is an independent property and casualty insurance agency located in Hutchinson, MN. The Corporation acquired the Agency on June 1, 1998. On November 17, 1998, the Corporation acquired Homeowners Mortgage Corporation ("HMC"), a mortgage banking company located in Vadnais Heights, MN. As of June 1, 2000, HMC became an operating subsidiary of the Bank following regulatory approval. See "Subsidiary Activity".

First Federal's business consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential real estate located in Minnesota. At September 30, 2000, First Federal operated 11 retail-banking offices in Minnesota.

First Federal is regulated by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF"), insures up to certain legal limits, the deposit accounts of institutions such as First Federal. First Federal is also a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of twelve regional banks for federally insured savings institutions and certain other residential lending entities comprising the Federal Home Loan Bank System.

Competition

The Corporation is one of many financial institutions serving its market area which consists of the ten Minnesota counties of Benton, Carver, Dakota, McLeod, Meeker, Sherburne, Sibley, Stearns, Washington and Wright. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions and multi-state regional banks in the Corporation's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks and mortgage bankers.

Lending Activities

The following table sets forth the composition of the loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                            At September 30,
                                   -------------------------------------------------------------------------------------------------
                                        2000                1999               1998                1997               1996
                                   -------------------------------------------------------------------------------------------------

                                      Amount      %       Amount      %       Amount     %        Amount     %       Amount      %
                                   -------------------------------------------------------------------------------------------------
Residential real estate:                                                  (Dollars in Thousands)
   One to four family  (1)           $101,034    26.3    $120,884    38.8   $157,340    52.2    $170,422    60.3   $150,102    64.7
   Residential construction            82,408    21.5      42,937    13.8     21,960     7.3      20,796     7.4     19,676     8.5
   Multi-family                         4,737     1.2       5,635     1.8      2,975     1.0       3,370     1.2      3,753     1.6
                                   -------------------------------------------------------------------------------------------------
                                      188,179    49.0     169,456    54.4    182,275    60.4     194,588    68.9    173,531    74.8

Agricultural loans                     43,829    11.4      33,384    10.7     22,959     7.6           -       -          -       -
Land and commercial real estate        50,970    13.3      36,429    11.7     34,399    11.4      38,582    13.7     18,637     8.0
Commercial business                    29,831     7.8      29,767     9.6     21,095     7.0       8,114     2.9      6,089     2.6
                                   -------------------------------------------------------------------------------------------------
                                      124,630    32.4      99,580    32.0     78,453    26.0      46,696    16.5     24,726    10.7
Consumer:
   Home equity and second mortgage     28,106     7.3      24,312     7.8     23,606     7.8      20,812     7.4     17,692     7.6
   Automobile loans                    13,255     3.5       7,428     2.4      9,670     3.2      11,596     4.1     10,080     4.3
   Other                               29,943     7.8      10,898     3.5      7,605     2.5       8,821     3.1      6,075     2.6
                                   -------------------------------------------------------------------------------------------------
Total consumer loans                   71,304    18.6      42,638    13.7     40,881    13.6      41,229    14.6     33,847    14.6
                                   -------------------------------------------------------------------------------------------------
          Total loans                 384,113   100.0     311,674   100.0    301,609   100.0     282,513   100.0    232,104   100.0
                                              ========            ========           ========            ========           ========
Less:
   Loans in process                   (36,864)            (26,156)           (16,658)            (20,364)           (13,401)
   Deferred fees                         (711)               (507)              (641)               (703)              (757)
   Allowance for loan losses           (1,534)             (1,387)            (1,035)               (852)              (776)
                                   -----------        ------------        -----------        ------------        -----------
          Total loans, net           $345,004            $283,624           $283,275            $260,594           $217,170
                                   ===========        ============        ===========        ============        ===========

-----------------------------------------
(1) Includes loans held for sale in the amount of $3.2 million, $5.3 million, $2.7 million, $204,000 and $443,000 as of September 30, 2000, 1999, 1998,
     1997 and 1996, respectively.

The following table sets forth the loan originations, loan purchases, loan sales and principal payments for the periods indicated:

                                                                   Years Ended September 30,
                                             -----------------------------------------------------------------------
                                                 2000           1999          1998          1997          1996
                                             -----------------------------------------------------------------------
                                                                         (In Thousands)
Total gross loans receivable at
    end of period                                $ 384,113      $ 311,674     $ 301,609     $ 282,513     $ 232,104
Loans originated:
  Residential real estate:
     One to four family                             56,400        130,461        56,768        55,144        53,801
     Residential construction                       94,929         55,700        23,007        12,968        12,975
     Multi-family                                        -              -           240           190             -
                                             -----------------------------------------------------------------------
       Total residential real estate               151,329        186,161        80,015        68,302        66,776
  Land                                               7,189          5,900         4,960        20,077         3,241
  Commercial business                               16,149         13,033         9,801         2,402           274
  Agricultural                                      38,204         28,081        27,049             -             -
  Consumer                                          49,804         27,503        25,740        28,465        27,270
                                             -----------------------------------------------------------------------
          Total loans originated                   262,675        260,678       147,565       119,246        97,561
Purchase of loans                                   32,417         40,883        10,832         8,528        17,447
Sale of loan participation                            (851)        (3,000)            -             -             -
Sale of loans                                      (54,364)      (128,925)      (24,953)       (6,661)       (3,509)
Principal repayments                              (166,921)      (169,131)     (112,284)      (72,035)      (63,813)
Other (net)                                           (517)         9,560        (2,064)        1,331        (3,031)
                                             -----------------------------------------------------------------------
Net loan activity                                $  72,439      $  10,065     $  19,096     $  50,409     $  44,655
                                             =======================================================================

Maturity of Loans
The following table sets forth the maturity of the Bank's loans at September 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $166.9 million for the year ended September 30, 2000. Adjustable rate mortgage loans are shown as maturing based on contractual maturities.

                                            One to Four          Land,                          Commercial
                                              Family          Multi-Family                       Business,
                                            Real Estate      and Commercial                   Agriculture and
                                             Mortgages        Real Estate    Construction        Consumer          Total
                                       -----------------------------------------------------------------------------------
                                                                         (In Thousands)
Amounts Due:
Within 3 months                              $   8,615        $    17,786      $  22,976       $    48,056      $  97,433
3 months to 1 year                              28,917              8,789         55,389            17,284        110,379
                                       -----------------------------------------------------------------------------------
Total due before one year                       37,532             26,575         78,365            65,340        207,812
                                       -----------------------------------------------------------------------------------

After 1 year:
   1 to 3 years                                  7,211             15,821              -            31,685         54,717
   3 to 5 years                                  8,333             12,365              -            37,038         57,736
   5 to 10 years                                20,985              2,759              -             8,214         31,958
   10 to 20 years                               19,928              2,230              -             2,687         24,845
   Over 20 years                                 7,045                  -              -                 -          7,045
                                       -----------------------------------------------------------------------------------
Total due after one year                        63,502             33,175              -            79,624        176,301
                                       -----------------------------------------------------------------------------------
Total amount due                            $  101,034        $    59,750      $  78,365       $   144,964     $  384,113
                                       ===================================================================================

The following table sets forth, as of September 30, 2000, the dollar amount of all loans due after September 30, 2001, based upon fixed rates of interest, balloon rates or adjustable interest rates.

                                                               Fixed-        Balloon       Adjustable
                                                               Rates          Rates          Rates           Total
                                                        --------------  --------------  --------------  -------------
                                                                              (In Thousands)
One to four family real estate and construction              $ 16,559        $  9,857        $ 37,086       $ 63,502
Land, multi-family and commercial real estate                  22,445           5,400           5,330         33,175
Commercial business, agricultural and consumer                 34,244               -          45,380         79,624
                                                        --------------  --------------  --------------  -------------
     Total                                                   $ 73,248        $ 15,257        $ 87,796       $176,301
                                                        ==============  ==============  ==============  =============

One to Four Family Mortgage Loans
The largest portion of mortgage loans are made for the purpose of enabling borrowers to purchase one to four family residences secured by first liens on the properties. The Bank and HMC originate balloon, adjustable rate mortgages ("ARM") and fixed rate mortgage loans secured by one to four family residences with terms of up to 30 years. FHA and VA loans are also offered and then sold, servicing released, in the secondary market. Borrower demand for ARM loans versus fixed rate mortgage loans depends on various factors, including, but not limited to, interest rates offered, the expectations of changes in the short and long-term levels of interest rates and loan fees charged. The relative amount of fixed rate, balloon and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. All fixed rate loans are sold to the secondary market, some with servicing released and some with servicing retained, which are sold to the Federal Home Loan Mortgage Corporation ("FHLMC").

The Bank originates three, five and seven year balloon mortgage loans, the majority of which are the three year. These mortgages contain no contractual assurances that the loan will be renewed. At maturity, the loan is generally rewritten and re-recorded, and if the borrower's loan payment history is satisfactory, a new appraisal is not required. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental effect that rising rates could have on net interest income because the balloon loans do not contain interest rate adjustment caps. At September 30, 2000, balloon mortgages were $25.0 million, or 7.2% of the Bank's loan portfolio.

The Bank offers ARM loans that adjust every year, with the initial adjustment coming one, three, five, seven or ten years after origination. The loans have terms from 10 to 30 years and the interest rates on these loans are generally based on Treasury bill indices. The annual interest rate cap (the maximum amount which the interest rate may be increased in a year) on the Bank's ARM loans is generally 2.0% and the lifetime cap is generally 6.0% over the initial rate of the loan. The Bank considers market factors and competitive rates on loans, as well as, its own cost of funds when determining the rates on the loans it offers. The Bank does not originate loans with negative amortization.

Residential Construction Lending.
The Bank and HMC originate residential construction loans to qualified borrowers for construction of one to four family residences primarily located in the Bank's market area. Construction loans are made to builders on a pre-sold, speculative and model home basis and primarily to owners for construction of their primary residence on a construction/permanent basis. Such loans generally have terms from six to nine months. Loans for speculative housing construction are made to area builders only after a thorough background check has been made. The background check includes an analysis of the builder's financial statements, credit reports and reference checks with sub-contractors and suppliers. The Bank usually will have no more than two speculative or model home construction loans outstanding at any one time to any single builder. Loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project has been made. Accrued interest on loan disbursements is paid monthly.

Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes because collateral value and construction costs can only be estimated at the time the loan is approved. The Bank and HMC have sought to minimize the risk by limiting construction lending to qualified borrowers primarily in the Bank's market area, by limiting the number of construction loans for speculative purposes outstanding at any one time and by installing a system to inspect the property and to monitor loan disbursements.

Land Acquisition and Development Loans, Commercial Real Estate and Multi-Family Lending The Bank originates land loans on residential properties located in the Bank's primary market area. Land lending generally involves additional risk to the lender as compared with residential mortgage lending. This risk is attributable to the fact that loan funds are advanced upon the security of land under development and predicated on the future value of the property upon completion of development. Loans on undeveloped land may run the risk of adverse zoning changes and environmental or other restrictions on future use. Because of these factors, the analysis of land loans requires an expertise that is different in significant respects from that which is required for residential lending.

Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail or wholesale facilities, industrial buildings and other non-residential buildings. Commercial real estate loans may be originated in amounts up to 80% of the appraised value of the mortgaged property as determined by a certified or licensed independent appraiser.

Multi-family residential real estate loans are permanent loans secured by apartment buildings. Of primary concern in multi-family residential real estate lending is the borrower's creditworthiness, feasibility and cash flow potential of the project. Loans secured by income properties generally are larger and involve greater risk than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to, more than residential real estate loans, adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At September 30, 2000, the five largest land acquisition and development, commercial real estate and multi-family loans ranged from $2.0 million to $4.8 million, with an average committed outstanding balance of $3.1 million. All such loans are current and have performed in accordance with their terms.

Commercial Business Lending
The Bank's commercial business loans are made for many purposes; including working capital, accounts receivable, inventory, equipment and acquisitions. The Bank has no energy or foreign loans.

Unlike residential mortgage loans, which are generally made on the basis of the borrower's ability to make repayments from his or her employment and also other income sources, are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which is likely to be dependent upon the general economic environment. Business assets, such as accounts receivable, equipment and inventory, as well as real estate, sometimes, but not always, secure the Bank's commercial business loans. However, the collateral securing these loans may depreciate over time, may be difficult to appraise or may fluctuate in value based on the success of the business.

The Bank recognizes the general increased risk associated with commercial business lending. The Bank's commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower's character, (3)
analysis of the borrower's capacity to repay the loan, (4) adequacy of the borrower's capital and collateral and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's credit analysis. The Bank plans to continue to expand its commercial business lending, subject to market conditions.

The Bank generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 2000, the five largest commercial business loans ranged from $2.5 million to $6.2 million, with an average committed balance outstanding of $3.5 million. All such loans are current and have performed in accordance with their terms.

Agricultural Lending
The Bank originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by machinery are generally originated as fixed rate loans with terms of up to five years.

Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years, adjusting annually thereafter. In addition, such loans generally provide for a ten year term based on a 20 year amortization schedule. Adjustable rate agricultural real estate loans are generally limited to 80% of the value of the property securing the loan.

Agricultural lending affords the Bank the opportunity to earn yields higher than those obtainable on one to four family residential lending. Nevertheless, agricultural lending involves a greater degree of risk than one to four family residential mortgage loans because of the typically larger loan amount. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan, or for which an operating loan is utilized. The success of the loan may also be affected by many factors outside the control of the farm borrower.

Weather presents one of the greatest risks as hail, drought, floods or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with multi-peril crop insurance, which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally does not require its borrowers to procure multi-peril crop or hail insurance. However, recent changes in government support programs generally require that farmers procure multi-peril crop insurance to be eligible to participate in such programs.

Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. The farmer with the use of futures contracts or options to provide a "floor" below which prices will not fall may reduce these risks. The Bank does not monitor or require the use by borrowers of future contracts or options.

Another risk is the uncertainty of government programs and other regulations. Some farmers rely on the income from government programs to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.

Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm. At September 30, 2000, the five largest agricultural loans ranged from $1.1 million to $2.1 million, with an average committed outstanding balance of $1.5 million. All such loans are in the Bank's market area, are current and have performed in accordance with their terms.

Consumer and Other Loans
The Bank offers consumer and other loans in the form of home equity and second mortgages, automobile and loans for other purposes. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates help maintain a profitable spread between its average loan yield and the Bank's cost of funds.

In connection with consumer loan applications, the Bank verifies the borrower's income and reviews credit bureau reports. In addition, the relationship of the loan to the value of the collateral is considered. Consumer loans entail greater risks than one to four family residential mortgage loans, particularly because consumer loans are secured by rapidly depreciable assets such as automobiles or unsecured loans. In such cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Loan Approval Authority and Underwriting
The primary source of mortgage loan applications is referrals from existing or past customers. Applications are also solicited from real estate brokers, contractors and call-ins or walk-ins to the offices.

Upon receipt of any loan application from a prospective borrower, a credit report is ordered and verifications of specific information relating to the loan applicant's employment, income and credit standing are requested. An appraisal or valuation determination, subject to regulatory requirements of the real estate intended to secure the proposed loan, is undertaken. Licensed appraisers and two authorized appraisers on staff at the Bank are utilized in determining the value of property. In connection with the loan approval process, underwriters analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are underwritten, subject to the loan underwriting policies as approved by the Board of Directors. In general, the Board of Directors must approve loans in excess of $1.0 million.

Loan applicants are promptly notified of the decision by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged and the notice of requirement of insurance coverage to be maintained. Title insurance or a title opinion is required on first mortgage loans, as well as fire and casualty insurance on all properties securing loans. Insurance must be maintained during the entire term of the loan. Flood insurance is also required, if appropriate.

Loans to One Borrower
Under federal law, federally chartered savings banks have, subject to certain exemptions, aggregate lending limits to one borrower equal to 15.0% of the institution's unimpaired capital and surplus. As of September 30, 2000, First Federal's five largest lending relationships included a $3.5 million commercial line of credit, a $6.2 million line of credit to an unaffiliated mortgage banking company, a $2.9 million commercial real estate loan, a $4.9 million commercial real estate loan and $2.9 million in land development loans to a local developer. This is approximately 5.3% of the total loans. At September 30, 2000, all of these loans were within the loans to one borrower limitations, performing in accordance with their terms and at market rates of interest.

Loan Servicing
The Bank services substantially all of the loans that it retains in its portfolio. However, HMC does not engage in any loan servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non-interest bearing accounts at the Bank. At September 30, 2000, the Bank had $318,000 deposited in escrow accounts for its loans serviced for others.

The following table presents information regarding the loans serviced by the Bank for others at the dates indicated:

                                                         September 30,
                                              ----------------------------------
                                                   2000       1999      1998
                                              ----------------------------------
                                                         (In Thousands)
Mortgage loan portfolios serviced for:
     FHLMC                                       $45,002    $48,219   $42,038
     Other Investors                               7,126      7,269     4,418
                                              ----------------------------------
                                                 $52,128    $55,488   $46,456
                                              ==================================

The Bank receives fees for servicing mortgage loans, which generally amounts to 0.25% per annum on the declining balance of mortgage loans. Such fees serve to compensate the Bank for the cost of performing the servicing functions. Another source of loan servicing revenues is late fees. For the years ended September 30, 2000, 1999 and 1998, the Bank earned gross fees of $247,000, $236,000 and

$234,000, respectively from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

Non-Performing and Problem Assets

Loan Collections and Delinquent Loans
The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Once a loan delinquency exceeds 60 days, it is classified as special mention and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency. If the borrower is unable to cure the delinquency, the Bank will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may be the buyer if there are no offers to satisfy the debt. Any property acquired as the result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. At September 30, 2000, the Bank had $321,000 of foreclosed real estate, consisting of two, one to four family residential loans.

Non-performing Assets
Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer loans are generally charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are generally placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2000, there were no accruing loans which were contractually past due 90 days or more.

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods indicated, the Bank had no restructured loans within the meaning of SFAS No. 15 and there were no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                                           At September 30,
                                                   -----------------------------------------------------------------
                                                       2000         1999         1998         1997         1996
                                                   -----------------------------------------------------------------
                                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Residential construction loans                       $   323      $     -      $     -      $   393      $     -
   Permanent loans secured by one to
      four family units                                      55          205          240           25          129
   Permanent loans secured by non-
      residential real estate                                 -            -            -            -            -
   Other                                                      -            -            -            -            -
Non-mortgage loans:
   Commercial and agricultural                              452            -            -            -            -
   Consumer                                                 159           22           69           82           90
                                                   -----------------------------------------------------------------
Total non-accrual loans                                     989          227          309          500          219
Foreclosed real estate and real estate
   held for investment                                      321          323          502           72            -
                                                   -----------------------------------------------------------------
Total non-performing assets                            $  1,310      $   550      $   811      $   572      $   219
                                                   =================================================================
Total non-performing loans to net loans                    0.29%        0.08%        0.11%        0.19%        0.10%
                                                   =================================================================
Total non-performing loans to total assets                 0.21%        0.05%        0.07%        0.13%        0.06%
                                                   =================================================================
Total non-performing assets to total assets                0.28%        0.13%        0.19%        0.15%        0.06%
                                                   =================================================================

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was approximately $48,000 for the year ended September 30, 2000.

Classified Assets
Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent those that have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as loss, a reserve equal to 100% of the loan balance may be established or the loan is charged off.

An asset is considered substandard if the paying capacity and net worth of the obligor or the collateral inadequately protects it. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk and are not classified in one of the aforementioned categories but possess credit deficiencies or potential weaknesses, including all loans over 60 days delinquent, are required to be designated special mention by management. The OTS has promulgated regulations that discontinue the classification of assets as special mention. However, the Bank continues to utilize this category.

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At September 30, 2000, the Bank had total classified assets of $4.4 million, of which $973,000 was considered substandard and no assets were classified as doubtful or loss. Special mention assets totaled $3.4 million at September 30, 2000.

Allowance for Loan and Lease Losses and Foreclosed Real Estate
In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and in the case of a secured loan, the quality of the collateral for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses accounts which are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, each year an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize potential risk.

Impaired loans, including all loans that are restructured in a troubled debt restructuring involving a modification of terms, are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized through the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank believes it has established its existing allowance for loan losses in accordance with GAAP. However, there can be no assurance that banking regulators, in reviewing the Bank's loan portfolio, will not request First
Federal to significantly increase its allowance for loan losses or that a deteriorating real estate market or other unforeseen economic changes, may cause a significant increase in allowance for loan losses. This may negatively affect the Bank's financial condition and earnings.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.

                                                                           At September 30,
                                                   -----------------------------------------------------------------
                                                       2000         1999         1998         1997         1996
                                                   -----------------------------------------------------------------
                                                                        (Dollars in Thousands)
Average loans outstanding                             $ 308,721    $ 274,676    $ 276,730    $ 237,475    $ 193,202
                                                   =================================================================
Allowance balance (beginning of period)                $  1,387     $  1,035      $   852      $   776      $   764
                                                   -----------------------------------------------------------------
Provision (credit):
   Residential                                                -            -            -            -            -
   Land and commercial real estate                           60           20            2           40            -
   Commercial/agricultural business                         156          418          293            -            -
   Consumer                                                   -           18            7           80           42
                                                   -----------------------------------------------------------------
       Total provision                                      216          456          302          120           42
Charge-off:
   Residential                                                -            -           45           13            -
   Commercial real estate                                     -            -            -            -            -
   Consumer                                                  98          142           87           37           34
                                                   -----------------------------------------------------------------
       Total charge-offs                                     98          142          132           50           34
Recoveries:
   Residential                                                -            -            -            -            -
   Commercial real estate                                     -            -            -            -            -
   Consumer                                                  29           38           13            6            4
                                                   -----------------------------------------------------------------
       Total recoveries                                      29           38           13            6            4
                                                   -----------------------------------------------------------------
Net charge-offs                                              69          104          119           44           30
                                                   -----------------------------------------------------------------
Allowance balance (at end of period)                   $  1,534     $  1,387     $  1,035      $   852      $   776
                                                   =================================================================
Allowance as percent of total loans                        0.44%        0.48%        0.36%        0.33%        0.36%
                                                   =================================================================
Net loans charged off as a percent of
   average loans                                           0.02%        0.04%        0.04%        0.02%        0.01%
                                                   =================================================================

To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, the Bank's experience regarding charge-offs and recoveries and the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2000, is adequate. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the breakdown by loan category of the allowance for loan losses:

                                                                            September 30,
                                  ------------------------------------------------------------------------------------------------
                                    2000                1999                1998                1997                1996
                                  ------------------------------------------------------------------------------------------------
                                           Percent             Percent              Percent             Percent            Percent
                                           of Loans            of Loans             of Loans            of Loans           of Loans
                                           in Each             in Each              in Each             in Each            in Each
                                           Category            Category             Category            Category           Category
                                           to total            to total             to total            to total           to total
                                  Amount     Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans
                                  ------------------------------------------------------------------------------------------------
Real Estate:
  One to four family              $   59     26.3%     $   73    38.8%     $   94    52.2%     $ 103     60.3%     $  90     64.7%
  Residential construction            59     21.5%         25    13.8%         11     7.3%         5      7.4%         6      8.5%
  Multi-family                        47      1.2%         56     1.8%         30     1.0%        34      1.2%        38      1.6%
  Land and commercial real estate    473     13.2%        486    11.7%        347    11.4%       380     13.7%       396      8.0%
Agricultural loans                   245     11.4%        200    10.7%        138     7.6%         -      0.0%         -      0.0%
Commercial business                  298      7.8%        297     9.6%        211     7.0%       124      2.9%        61      8.0%
Consumer loans                       353     18.6%        250    13.6%        204    13.5%       206     14.5%       185      9.2%
                                  ------------------------------------------------------------------------------------------------
                                  $1,534    100.0%     $1,387   100.0%     $1,035   100.0%     $ 852    100.0%     $ 776    100.0%
                                  ================================================================================================

Investment and Mortgage-backed Securities Activities

General
Federally chartered thrift institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and loans on Federal Funds. To supplement lending activities, subject to various restrictions, the Bank invests a portion of its assets in commercial paper, corporate debt securities and asset backed securities (e.g., mortgage-backed securities). A significant portion of the Bank's income during recent years has been attributable to interest income on such securities. The Corporation does not have the same investment limitations as the Bank.

Mortgage-backed and Related Securities
First Federal invests in residential mortgage-backed securities guaranteed by participation certificate issues by FHLMC, Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA"). The
mortgage-backed securities portfolio as of September 30, 2000, consisted of $43.0 million in Real Estate Mortgage Investment Conduits ("REMICs") and a $1.0 million FNMA certificate.

Mortgage-backed securities represent a participation interest in a pool of single family or multi-family mortgages. The principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.

Mortgage-backed securities typically are issued with stated principal amounts, and pools of mortgages that have loans with interest rates that are within a range and have varying maturities back the securities. The underlying pool of mortgages is primarily composed of either fixed rate mortgages or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e. fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed, pass-through security is equal to the life of the underlying mortgages.

Mortgage-backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through market.

Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. In periods of declining interest rates, payments on many mortgages are received faster than the contractual amount required, causing the estimated lives of mortgage related securities to be significantly shorter than expected.

REMICs are typically issued by a special purpose entity ("Issuer"), which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into tranches or classes of individual securities, thereby creating more predictable average duration for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal pay downs from the various mortgage pools are allocated to a mortgage related class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed securities pass-through, namely that (i) they tend to pay off when interest rates fall, thereby taking their relatively high coupon with them and (ii) their expected average life may vary significantly among the different tranches.

Some REMIC instruments are more like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other REMIC securities are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments, and thus, contain a high degree of interest rate risk. Residual interest represents an ownership interest in the underlying collateral, subject to the first lien of the REMICs investors.

The REMICs held by the Bank at September 30, 2000, consisted of floating rate tranches. The interest rates of all of the Bank's floating rate securities adjust monthly and provide the institution with net interest margin protection in an increasing market rate environment. The securities are backed by mortgages on one to four family residential real estate and have contractual maturities up to 30 years. None of the securities are deemed to be "high risk" according to OTS guidelines. The securities are primarily companion tranches to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash flow. Principal payments that are received in excess of the amount needed for the PACs and TACs are allocated to the companion tranches. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranches. Although the timing of principal payments may be impacted by the amount of prepayments (the higher the level of prepayments, the sooner the principal will be received), all of the principal and interest payments are guaranteed.

Investment Securities
The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. Liquidity levels may be increased or decreased, depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relationship to other opportunities. Also its expectations of future yield levels, as well as management's projections as to the short-term demand for funds, are used in the Bank's loan originating and other activities. These securities consist mainly of U.S. Government Securities and U.S. Government Agency obligations. The Bank also invests in debt and equity securities.

The Board of Directors establishes the investment policy of the Bank. It is designed to provide and maintain liquidity, to generate favorable return on investments without incurring undue interest rate and credit risk and to compliment the Bank's lending activity. The policy currently provides for investments held to maturity and investments available for sale.

The amount of short-term securities in excess of regulatory requirements reflects management's strategy to provide interest rate adjustments for securities that are shorter than their maturity. It is the intention of management to maintain a repricing structure in the Bank's investment portfolio that better matches the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, such investments also decline at a faster rate than the yields on fixed rate investments. Investment decisions are made within policy guidelines established by the Board of Directors. Unless loan demand increases, the Bank intends to maintain its investments at current levels.

Investment Activities
Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Corporation to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2000, the Corporation had securities classified as "held to maturity" and "available for sale" in the amounts of $45.4 million and $46.3 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2000, the Corporation's securities available for sale had an amortized cost of $48.9 million and a market value of $46.3 million (unrealized loss, net of tax of $1.7 million). Changes in the market value of securities available for sale do not affect the Corporation's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan to one borrower limit.

Investment and Mortgage-backed Securities Portfolio
The following table sets forth the carrying value of First Federal's investment securities portfolio, short-term investments, FHLB stock and mortgage-backed and related securities at the dates indicated.

                                                              September 30,
                                             ----------------------------------------------
                                                 2000              1999             1998
                                             -----------   ---------------  ---------------
                                                              (In Thousands)
Investment securities:
   Debt securities                            $  18,393         $  19,937        $  24,412
   Debt securities available for sale            12,728            12,794            3,010
   FHLB Stock                                     6,375             7,363            7,363
   Equity securities available for sale          11,871            11,921           12,096
                                             -----------   ---------------  ---------------
Total investment securities                      49,367            52,015           46,881
Interest bearing deposits                         5,552            16,020           17,370
Federal funds sold                                    -                 -                -
Mortgage-backed and related securities:
   Mortgage-backed and related securities        26,986            27,587           36,418
   Mortgage-backed and related securities
       available for sale                        15,369            15,979           16,574
                                             -----------   ---------------  ---------------
Total mortgage-backed and related securities     42,355            43,566           52,992
                                             -----------   ---------------  ---------------
Total investments                             $  97,274         $ 111,601        $ 117,243
                                             ===========   ===============  ===============


The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at September 30, 2000:

                                                        September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Total
                   Adjustable       One Year or Less One to Five Years Five to Ten Years More than Ten Years  Investment Securities
                 -----------------  ---------------- ----------------- ----------------- ------------------- -----------------------
                 Carrying  Average  Carrying Average Carrying Average  Carrying  Average Carrying  Average   Carrying Average Market
                  Value     Yield    Value    Yield   Value    Yield    Value     Yield   Value    Yield      Value    Yield   Value
                  -----     -----    -----    -----   -----    -----    -----     -----   -----    -----      -----    -----   -----
                                                       (Dollars in Thousands)
U. S.
  Government
  and Federal
  Agency
  Obligations
  held to        $     -       -%      $   -   0.00%  $ 9,188   4.10%  $ 3,000    3.89%  $ 6,205    7.47%    $18,393   5.20% $16,974
  maturity
Federal
  Agency
  Obligations
  available
  for sale             -       -           -      -    12,728   6.27         -       -         -       -     $12,728   6.27   12,728
Equity
  Securities
  available
  for sale        11,871    5.74                  -         -      -         -       -         -       -     $11,871   5.74   11,871
FHLB Stock           N/A     N/A         N/A    N/A       N/A    N/A       N/A     N/A       N/A     N/A     $ 6,375   6.82    6,375
Mortgage-
  backed
  and
  related
  securities
  held to
  maturity
                  25,992    5.44           -      -         1   6.50        16    7.59       977    7.37     $26,986   5.98   25,145
Mortgage-
  backed
  and
  related
  securities
  available
  for sale
                  15,369    5.87           -      -         -      -         -       -         -       -     $15,369   5.87   15,369
Interest-
  bearing
  deposits
                   5,552    5.05           -      -         -      -         -       -         -       -     $ 5,552   5.05    5,552
                  ------           ---------          -------          -------           -------             -------         -------
   Total         $58,784    5.83%  $       -   0.00%  $21,917   5.36%  $ 3,016    3.90%  $ 7,182    7.45%    $97,274   5.82% $94,014
                  ======           =========          =======          =======           =======             =======         =======

Deposits and Other Sources of Funds

General
Deposits are a major source of funds for the Bank's lending and other investment purposes. In addition to deposits, the Bank derives funds from loan and mortgage-backed securities principal payments, interest on investment securities, proceeds from the maturity of mortgage-backed securities and investment securities and borrowings. Loan and mortgage-backed securities payments are a relatively stable source of funds, while general interest rates and money market conditions significantly influence deposit inflows. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes.

Deposits
First Federal offers a wide variety of deposit accounts. It constantly strives to meet consumer's needs by offering new products. This, in addition to interest rate risk management and asset/liability ratios, is taken into consideration prior to offering new products. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

The Bank's current deposit products include regular savings, demand deposits, NOW, money market and certificate of deposit accounts ranging in terms from 91 days to 5 years including certificates of deposit with negotiable interest rates and balances in excess of $100,000 (jumbo certificates) and Individual Retirement Accounts (IRAs). All checking and savings accounts are eligible for an Express Teller ATM card. This card can be used at any Express Teller, Fastbank, or Instant Cash ATM in Minnesota and surrounding states. With the addition of the Plus and Cirrus network automated banking system, First Federal's Express Teller ATM card can be used at thousands of ATM locations throughout the United States and the world.

Deposits are obtained primarily from residents in the Minnesota counties of McLeod, Dakota, Meeker, Sibley, Carver, Wright, Benton, Sherburne, Stearns and Washington. First Federal attracts deposit accounts by offering a wide variety of products, competitive interest rates and convenient locations and service hours. The Bank uses traditional methods of advertising to attract new customers and deposits, including radio and print media advertising.

The Bank pays interest on its deposits that are competitive in the marketplace. Interest rates on deposits are set weekly, based on a number of factors, including: (1) the previous week's deposit flow, (2) a current survey of a selected group of competitor's rates for similar products, (3) external data which may influence interest rates, (4) investment opportunities and loan demand and (5) scheduled maturities.

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000:

                                             Certificates of
          Maturity Period                        Deposits
          ---------------                    ---------------
                                              (In Thousands)
          Within three months                $      15,734
          Three through six months                  13,975
          Six through twelve months                 10,142
          Over twelve months                        18,972
                                             --------------
                                             $      58,823
                                             ==============

Borrowings.
Savings deposits are a primary source of funds for First Federal's lending and investment activities and also for general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Des Moines are typically secured by First Federal's stock in the FHLB and a portion of First Federal's residential mortgage loans and other assets (principally securities which are obligations of or guaranteed by the U.S. Government).

Advances have been utilized when adequate spreads can be obtained and the risk (credit risk, interest rate risk and market risk) in the transaction minimized. Advances have been used to purchase mortgage-backed and related securities and to purchase single family residential mortgages originated by other financial institutions within the state of Minnesota.

The following table sets forth certain information as to the Bank's FHLB advances at the date indicated:

                                         As of and for the Years Ended
                                                 September 30,
                                  --------------------------------------------
                                       2000           1999            1998
                                  --------------------------------------------
                                           (Dollars in Thousands)
   Maximum balance                 $  140,967      $  144,177      $  147,234
   Average balance                    138,213         143,123         145,459
   Balance at end of period           127,500         140,967         144,177
   Weighted average rate:
        at end of period                 5.89%           5.39%           5.42%
        during the period                5.88%           5.47%           5.79%


It is First Federal's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

Subsidiary Activity

As of September 30, 2000, the Corporation had two directly owned subsidiaries: the Bank and the Agency.

The Bank is permitted to invest up to 2% of its assets in the capital stock of subsidiary corporations in the form of secured or unsecured loans. An additional investment of 1% of assets is permitted when such investments are utilized primarily for community development purposes. As of September 30, 2000, under such limitations, the Bank was authorized to invest up to approximately $9.3 million in the stock of service corporations (based upon the 2% limitation). The Bank has two wholly owned subsidiaries, Firstate Services, Inc. ("FSI") and Homeowners Mortgage Corporation ("HMC"). FSI was incorporated in the State of Minnesota in August 1983, and is engaged in the sale, on an agency basis, of mutual funds, annuities and life, credit life and disability insurance products. HMC was incorporated in the State of Minnesota in 1988 and originates residential mortgage loans from two locations in Minnesota. As of September 30, 2000, the net book value of First Federal's investment in stock, unsecured loans and conforming loans in FSI was $290,000 and HMC was $2.9 million. For the fiscal year ended September 30, 2000, FSI had net income of $35,030 and HMC had net loss of $333,487.

Insurance Planners ("Agency") was incorporated in the State of Minnesota in August 1983, and is engaged in the sale, on an agency basis, of property and casualty insurance products. As of September 30, 2000, the net book value of the Corporation's investment in stock, unsecured loans and conforming loans in its subsidiary was $732,757. For the fiscal year ended September 30, 2000 the Agency had net income of $30,607.

On November 17, 1998, the Corporation acquired, in a transaction that was a combination of stock and cash, all of the outstanding shares of Homeowners Mortgage Corporation ("HMC"). As of June 1, 2000, HMC became an operating subsidiary of the Bank following regulatory approval. The transfer of HMC was recorded as a non-cash capital contribution from the Corporation to the Bank.

Personnel

As of September 30, 2000, the Bank had 126 full time employees and 48 part time employees, representing a total of 135 full time equivalents. The employees are not represented by a collective bargaining agreement and the Bank believes its relationship with their employees is satisfactory.

Regulation

Set forth below is a brief description of certain laws which related to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

The Gramm-Leach-Bliley Act (the "Act") became effective March 11, 2000, which permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking activities, and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank.

The Act also prohibits new unitary thrift holding companies from engaging in non-financial activities or from affiliating with an non-financial entity. As a grandfathered unitary thrift holding company, the Corporation will retain its authority to engage in non-financial activities. However, the Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

The Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

Regulation of the Corporation

General
The  Corporation  is a unitary  savings  and loan  holding  company  subject  to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Corporation.

As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Corporation is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Corporation were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Corporation were in the future to sell control of the Bank to any other company, such company would not succeed to the Corporation 's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

General
Set forth  below is a brief  description  of  certain  laws  that  relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Insurance of Deposit Accounts
The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements
OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and
(3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

Dividend and Other Capital Distribution Limitations.
The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

Qualified Thrift Lender Test
Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At September 30, 2000, the Bank was in compliance with its QTL requirement.

Federal Home Loan Bank System
The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

Liquidity Requirements
All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.

Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

ITEM 2.     PROPERTIES

The Bank operates from its main office located at 201 Main Street South, Hutchinson, Minnesota. The Bank owns this 20,000 square foot office facility which it built in 1985/86. The total investment in property and equipment at 201 Main Street South had a net book value of $1.6 million at September 30, 2000.

Additional offices, either owned or leased by the Bank and HMC, are set forth below with information regarding net book value of the premises and equipment at such facilities at September 30, 2000.

                                                         Year
                                                      Acquired or            Net Book
                                                      Date Lease              Value at                Square
Location                                               Expires           September 30, 2000          Footage
-------------------------------------------      -------------------------------------------------------------------
                                                                       (Dollars in thousands)
14994 Glazier Avenue
Apple Valley, MN  55124                                  1989                     265                  3,000

305 10th Avenue S
Buffalo, MN  55313                                       1999                   1,109                  5,620

1002 Greeley Avenue
Glencoe, MN  55336                                       2000                     453                  1,980

1320 South Frontage Road
Hastings, MN  55033                                      1984                     934                 15,000

905 Highway 15 South,
Frontage Road
Hutchinson, MN  55350                                    1980                     189                  1,400

6505 Cahill Avenue
Inver Grove Heights, MN  55075                           1979                     309                  3,000

501 North Sibley Avenue
Litchfield, MN  55355                                    1978                     169                  2,400

200 East Frontage Road,
Highway 5
Waconia, MN  55387                                       1985                     314                  2,400

122 East Second Street
Winthrop, MN  55396                                      2000 (1)                  19                    950

113 Waite Avenue South
Waite Park, MN  56387                                    2003 (2)                  41                    550

135 3rd Avenue SW
Hutchinson, MN  55350                                    2001 (3)                  25                  1,200

1001 Labore Industrial Court Suite E
Vadnais Heights, MN  55110                               2001 (4)                  77                  7,748

1. Lease expires in July 2001 with option to renew for one year terms. The Bank expects to renew the lease.
2. Lease expires in September 2003 with an option to renew for an additional five year term.
3.   Lease expires in September 2001 with an option to renew for one year terms.
4. Lease expires in January 2001 with the option to renew for two additional years.

The Bank leases approximately 3,600 square feet of the property in Hastings, Minnesota under two, three year operating leases. These leases will expire April 14, 2003, and May 10, 2001, with combined annual rents totaling $22,797 in addition to their proportionate share of the operating expenses.

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


ITEM 3. LEGAL PROCEEDINGS

From time to time, the Corporation is a party to legal proceedings in the ordinary course of business when it enforces security interests in loans made. The Corporation is not engaged in any legal proceedings of a material nature at the present time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS

For additional information relating to the market for the Corporation's common equity and related stockholder matters, see "Corporate Profile and Stock Market Information" in the Registrant's 2000 Annual Report to Stockholders (the "Annual Report") on page 1, and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

The above captioned information appears under "Selected Financial Data" in the Corporation's Annual Report to Stockholders on page 2 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report on pages 4 through 15 and is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The above information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Registrant's Annual Report on pages 4 through 7 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Corporation and its subsidiaries, together with the report thereon by Bertram Cooper & Co., LLP appears in the Annual Report on pages 16 through 42 and are incorporated herein by reference.

Quarterly Results of Operations on page 43 of the Annual Report is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE CORPORATION

The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2001 Proxy Statement (the "Proxy Statement") are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Corporation.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned Certain Relationships and Related Transactions.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Consolidated Financial Statements of the Bank are incorporated by reference to the following indicated pages of the 2000 Annual Report to Stockholders.

                                                                                                          Page
                                                                                                          ----
         Independent Auditors' Report......................................................................16
         Consolidated Statements of Financial Condition as of
                  September 30, 2000 and 1999..............................................................17
         Consolidated Statements of Income for the Years
                  Ended September 30, 2000, 1999 and 1998..................................................18
         Consolidated Statements of Changes in Stockholders' Equity for the
                  Years Ended September 30, 2000, 1999 and 1998............................................19
         Consolidated Statements of Cash Flows for the Years Ended
                  September 30, 2000, 1999 and 1999........................................................20
         Notes to Consolidated Financial Statements........................................................22

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits
          (a) The following exhibits are files as part of this report.

          3.1      Articles of Incorporation of FSF Financial Corporation *
          3.2      Bylaws of FSF Financial Corporation *
          4.0      Stock Certificate of FSF Financial Corporation *
         10.1      Form of Employment Agreement with Donald A. Glas, George B. Loban and
                     Richard H. Burgart *
         10.2      First Federal fsb Management Stock Plan **
         10.3      FSF Financial Corporation 1996 Stock Option Plan **
         10.4      FSF Financial Corporation 1998 Stock Compensation Plan ***
         13.0      Portions of the 2000 Annual Report to Stockholders
         21.0      Subsidiary Information (see Item 1- "Subsidiary Activities")
         23.0      Consent of Accountant
         27.0      Financial Data Schedule ****

--------------------------------------------------------------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed with the Commission, on June 1, 1994, Registration No. 33-79570.
** Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 17, 1996 and filed with the Commission on December 13, 1995.
*** Incorporated herein by reference into this document from the Registrant's proxy statement for the Annual Meeting of Stockholders held on January 20, 1998 and filed with the Commission on December 10, 1997.
**** Included with electronic filing only.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FSF Financial Corp.

Dated:  December 11, 2000                   By: /s/ Donald A. Glas
                                                --------------------------------
                                                Donald A. Glas
                                                Co-Chair of the Board and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated,

By:       /s/ Donald A. Glas                                        By:   /s/ Richard H. Burgart
          ------------------                                              ----------------------
          Donald A. Glas                                                   Richard H. Burgart
          Co-Chair of the Board and Chief Executive Officer                Chief Financial Officer and Treasurer
          (Principal Executive Officer)                                    (Principal Financial and Accounting Officer)
                                                                           Director

Date:     December 11, 2000                                         Date:  December 11, 2000



By:       /s/ George B. Loban                                       By:    /s/ Sever B. Knutson
          -------------------                                              --------------------
          George B. Loban                                                  Sever B. Knutson
          Co-Chair of the Board and President                              Director

Date:     December 11, 2000                                         Date:  December 11, 2000



By:       /s/ Roger R. Stearns                                      By:    /s/ James J. Caturia
          -------------------                                              --------------------
          Roger R. Stearns                                                 James J. Caturia
          Director                                                         Director

Date:     December 11, 2000                                         Date:  December 11, 2000



By:       /s/ Jerome R. Dempsey
          ---------------------
          Jerome R. Dempsey
          Director

Date:     December 11, 2000
