Form 10-Q
period 2000-12-31
FSF FINANCIAL CORP
filed 2001-02-02
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         Minnesota                                       41-1783064
(State or other jurisdiction                   (IRS employer identification no.)
of incorporation or organization)

201 Main Street South,  Hutchinson, Minnesota            55350-2573
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (320) 234-4500


--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date January 31, 2001.
                                                           ----------------

         Class                                              Outstanding
         -----                                              -----------
$.10 par value common stock                              2,396,674 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I -   CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                                 1
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            6
Item 3.           Quantitative and Qualitative Disclosures About Market Risk           12

PART II -   OTHER INFORMATION

Item 1.           Legal Proceedings                                                    13
Item 2.           Changes in Securities                                                13
Item 3.           Defaults Upon Senior Securities                                      13
Item 4.           Submission of Matters to a Vote of Security Holders                  13
Item 5.           Other Materially Important Events                                    13
Item 6.           Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                             14


                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       December 31,     September 30,
                                                                                          2000              2000
                                                                                 ------------------------------------
                                                                                              (in thousands)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                              $    15,320       $     8,482
Securities available for sale, at fair value:
     Equity securities                                                                      18,321            18,246
     Mortgage-backed and related securities                                                 15,527            15,369
     Debt securities                                                                        12,975            12,728
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $17,579 and $16,974)                                    18,400            18,393
     Mortgage-backed and related securities (fair value of $25,963 and $25,145)             26,873            26,986
Loans held for sale                                                                          6,616             3,191
Loans receivable, net                                                                      338,465           341,813
Foreclosed real estate                                                                         321               321
Accrued interest receivable                                                                  4,549             4,432
Premises and equipment                                                                       5,491             5,514
Other assets                                                                                11,047            11,040
                                                                                 ------------------------------------
          Total assets                                                                 $   473,905       $   466,515
                                                                                 ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
     Demand deposits                                                                   $    43,350       $    36,964
     Savings accounts                                                                       81,585            80,087
     Certificates of deposit                                                               182,612           177,772
                                                                                 ------------------------------------
          Total deposits                                                                   307,547           294,823

     Federal Home Loan Bank borrowings                                                     121,500           127,500
     Advances from borrowers for taxes and insurance                                           387               658
     Other liabilities                                                                       4,004             3,769
                                                                                 ------------------------------------
          Total liabilities                                                                433,438           426,750
                                                                                 ------------------------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
        authorized, no shares issued                                                             -                 -
     Common stock, $.10 par value 10,000,000 shares authorized,
        4,501,277 and 4,501,277 shares issued                                                  450               450
     Additional paid in capital                                                             43,143            43,391
     Retained earnings, substantially restricted                                            29,454            28,925
     Treasury stock at cost (2,091,603 and 2,094,822 shares)                               (29,485)          (29,504)
     Unearned ESOP shares at cost (118,060 and 126,823 shares)                              (1,181)           (1,268)
     Unearned MSP stock grants at cost (42,964 and 42,964 shares)                             (458)             (458)
     Accumulated comprehensive loss                                                         (1,456)           (1,771)
                                                                                 ------------------------------------
          Total stockholders' equity                                                        40,467            39,765
                                                                                 ------------------------------------
          Total liabilities and stockholders' equity                                   $   473,905       $   466,515
                                                                                 ====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                             For Three Months
                                                                                            Ended December 31,
                                                                                 ------------------------------------
                                                                                           2000              1999
                                                                                 ------------------------------------
                                                                                     (In thousands, except per share
                                                                                                 data)
Interest income:
     Loans receivable                                                                   $    7,856        $    6,110
     Mortgage-backed and related securities                                                    621               655
     Investment securities                                                                     739               769
                                                                                 ------------------------------------
          Total interest income                                                              9,216             7,534
Interest expense:
     Deposits                                                                                4,008             2,460
     Borrowed funds                                                                          1,905             1,926
                                                                                 ------------------------------------
          Total interest expense                                                             5,913             4,386
                                                                                 ------------------------------------
          Net interest income                                                                3,303             3,148
     Provision for loan losses                                                                  90                54
                                                                                 ------------------------------------
          Net interest income after provision for loan losses                                3,213             3,094
Non-interest income:
     Gain on sale of loans, net                                                                372               346
     Other service charges and fees                                                            166               202
     Service charges on deposit accounts                                                       395               311
     Commission income                                                                         270               240
     Other                                                                                     112                97
                                                                                 ------------------------------------
          Total non-interest income                                                          1,315             1,196
                                                                                 ------------------------------------
Non-interest expense:
     Compensation and benefits                                                               1,882             1,833
     Occupancy and equipment                                                                   366               298
     Deposit insurance premiums                                                                 14                34
     Data processing                                                                           183               163
     Professional fees                                                                          99                74
     Other                                                                                     587               544
                                                                                 ------------------------------------
          Total non-interest expense                                                         3,131             2,946
                                                                                 ------------------------------------
          Income before provision for income taxes                                           1,397             1,344

Income tax expense                                                                             540               523
                                                                                 ------------------------------------
          Net income                                                                    $      857        $      821
                                                                                 ====================================

Basic earnings per share                                                                $     0.38        $     0.32
Diluted earnings per share                                                              $     0.37        $     0.31
Cash dividend declared per common share                                                 $    0.150        $    0.125

Comprehensive income                                                                    $    1,172        $      742
                                                                                 ====================================

             See Notes to Unaudited Consolidated Financial Statement

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Three Months
                                                                                                    Ended
                                                                                                December 31,
                                                                                 ------------------------------------
                                                                                           2000              1999
                                                                                 ------------------------------------
                                                                                           (in thousands)
Cash flows from operating activities:
     Net income                                                                         $      857        $      821
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation                                                                              151               139
     Net amortization of discounts and premiums on securities
       held to maturity                                                                         (8)              (18)
     Provision for loan losses                                                                  90                54
     Net market value adjustment on ESOP shares                                                 27                18
     Amortization of ESOP and MSP stock compensation                                            88               154
     Amortization of intangibles                                                                29                27
     Net gain on sale of assets                                                                  -               (36)
     Net loan fees deferred and amortized                                                      (27)               (5)
     Loans originated for sale                                                             (22,802)          (14,024)
     Loans sold                                                                             19,377            14,948
     (Increase) decrease in:
          Accrued interest receivable                                                         (117)               28
          Other assets                                                                        (102)              183
     Increase (decrease) in other liabilities                                                  139               244
                                                                                 ------------------------------------
Net cash provided by operating activities                                                   (2,298)            2,533
                                                                                 ------------------------------------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net                                 10,990            (1,318)
     Purchase of loans                                                                      (7,706)           (8,533)
     Principal payments on mortgage-related securities held to maturity                        114               218
     Proceeds from maturities of securities held to maturity                                     -               570
     Investments in foreclosed real estate                                                       -                (6)
     Proceeds from sale of REO                                                                   -               240
     Purchases of equipment and property improvements                                         (129)              (99)
                                                                                 ------------------------------------
Net cash provided by (used in) investing activities                                    $     3,269      $     (8,928)
                                                                                 ------------------------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                               Three Months
                                                                                                   Ended
                                                                                               December 31,
                                                                                 ------------------------------------
                                                                                          2000              1999
                                                                                 ------------------------------------
                                                                                              (in thousands)
Cash flows from financing activities:
     Net increase in deposits                                                          $    12,724        $      896
     FHLB advances                                                                          20,000            70,500
     Payments on FHLB advances                                                             (26,000)          (70,548)
     Net short term borrowings                                                                   -              (200)
     Net decrease in mortgage escrow funds                                                    (271)             (296)
     Treasury stock purchased                                                                 (444)             (790)
     Proceeds from exercise of stock options                                                   188                 -
     Dividends on common stock                                                                (330)             (325)
                                                                                 ------------------------------------
Net cash provided by (used in) financing activities                                          5,867              (763)
                                                                                 ------------------------------------
Net (decrease) increase in cash and cash equivalents                                         6,838           (7,158)

Cash and cash equivalents
     Beginning of period                                                                     8,482            19,265
                                                                                 ------------------------------------
     End of period                                                                     $    15,320       $    12,107
                                                                                 ====================================

Supplemental disclosures of cash flow information: Cash payments for:
          Interest on advances and other borrowed money                                $     1,902       $     1,928
          Interest on deposits                                                               4,230             2,629
          Income taxes                                                                         237               238

Supplemental schedule of non-cash investing and financing activities:

     Reinvested amounts of capital gains and dividends
       from mutual fund investments                                                             27                 8


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three months ended December 31, 2000, include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"), with its wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with Generally Accepted Accounting Principles. However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2000.

NOTE 3- BUSINESS SEGMENTS
         The Corporation's reportable business segments are business units that offer different products and services that are marketed through various channels. The Corporation has identified its wholly owned subsidiaries, the Bank and HMC, as reportable business segments. Both segments operate and are managed independently. Firstate Services, the Agency and FSF Financial Corp. (the "Holding Company") did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category.

                                                            Bank         HMC                             Consolidated
                                                        Stand-alone  Stand-alone    Other   Eliminations    Total
                                                       --------------------------------------------------------------
As of and for the three months ended December 31, 2000
From operations:
     Interest income from external sources                $   9,152    $     37   $     27   $       -    $   9,216
     Non-interest income from external sources                  834         248        233           -        1,315
     Inter-segment interest income                               17           -         34         (51)           -
     Interest expense                                         5,917          17          -         (21)       5,913
     Provisions for loan losses                                  90           -          -           -           90
     Depreciation and amortization                              139          31         11           -          181
     Other non-interest expense                               2,417         627        300        (213)       3,131
     Income tax expense (benefit)                               601         (62)         1           -          540
     Net income (loss)                                    $     978    $   (115)  $     (6)  $       -    $     857
                                                       ==============================================================

Total Assets                                              $ 472,422    $  4,761   $ 41,657   $ (44,935)   $ 473,905
                                                       ==============================================================

As of and for the three months ended December 31, 1999
From operations:
     Interest income from external sources                $   7,455    $     53   $     26      $    -    $   7,534
     Non-interest income from external sources                  630         347        219           -        1,196
     Inter-segment interest income                               56           -      3,036      (3,092)           -
     Interest expense                                         4,384          61          -         (59)       4,386
     Provisions for loan losses                                  54           -          -           -           54
     Depreciation and amortization                              157           7          2           -          166
     Other non-interest expense                               2,249         530        293        (126)       2,946
     Income tax expense (benefit)                               556         (31)        (2)          -          523
     Net income (loss)                                    $     897    $    (68)  $  2,992   $  (3,000)   $     821
                                                       ==============================================================

Total Assets                                              $ 411,495    $  5,804   $ 44,377   $ (43,234)   $ 418,442
                                                       ==============================================================

NOTE 4- EARNINGS PER SHARE
         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three month period ended December 31, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computations were 2,237,370 and 2,328,713, respectively. For the three month period ended December 31, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,590,702 and 2,649,635, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of integrating newly acquired businesses, the ability to control costs and expenses and general economic conditions. The Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Corporation's total assets at December 31, 2000 and September 30, 2000 totaled $473.9 million and $466.5 million. This increase of $7.4 million was a result of an increase in loans held for sale, cash and cash equivalents.

Cash and cash equivalents increased $6.8 million from $8.5 million at September 30, 2000 to $15.3 million at December 31, 2000. The Corporation utilized excess liquidity to fund the purchase of treasury shares and loan originations; however, the increase was mainly a result of an increase in deposits.

Securities available for sale increased $480,000 between December 31, 2000 and September 30, 2000, as a result of market value changes.

Loans held for sale increased $3.4 million to $6.6 million at December 31, 2000 from $3.2 million at September 30, 2000. As of December 31, 2000, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable decreased $3.3 million or 1.0% to $338.5 million at December 31, 2000 from $341.8 million at September 30, 2000. Total residential real estate and construction loan originations decreased by $2.0 million and when combined with the sale and prepayments of residential mortgages, resulted in a decrease in one-to-four family residential mortgages and construction loans of $10.3 million. Agricultural loans increased by $1.5 million. To supplement originations, the Bank purchased $7.7 million of commercial business loans and consumer loans increased by $1.5 million. The commercial loans purchased that meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal and provide the Bank with the opportunity to continue to diversify the composition of and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                                                                Three Months
                                                                                              Ended December 31,
                                                                                  ------------------------------------
                                                                                            2000              1999
                                                                                  ------------------------------------
                                                                                               (in thousands)
Loans originated:
     1-4 family residential mortgages                                                   $    14,244       $    16,136
     1-4 family construction loans                                                           21,703            21,790
     Land                                                                                       237               468
     Agriculture                                                                              6,202             4,916
     Commercial business & real estate                                                        3,740             4,111
     Consumer                                                                                 6,017             8,559
                                                                                  ------------------------------------
          Total loans originated                                                             52,143            55,980
                                                                                  ------------------------------------
Loans purchased:
     Commercial business                                                                      7,706             8,533
                                                                                  ------------------------------------
Total new loans                                                                         $    59,849       $    64,513
                                                                                  ====================================
Total loans sold                                                                        $    19,377       $    14,948
                                                                                  ====================================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                         December 31,                       Septembe 30,
                                                             2000                              2000
                                                  --------------------------------------------------------------------
                                                             Amount              %             Amount              %
                                                  --------------------------------------------------------------------
                                                                            (dollars in thousands)
Residential real estate:
     One-to-four family (1)                              $    101,133          26.8        $    101,034          26.3
     Residential construction                                  71,998          19.0              82,408          21.5
     Multi-family                                               5,539           1.5               4,737           1.2
                                                  --------------------------------------------------------------------
                                                              178,670          47.3             188,179          49.0

Agricultural loans                                             45,375          12.0              43,829          11.4
Land and commercial real estate                                51,357          13.6              50,970          13.3
Commercial business                                            29,676           7.9              29,831           7.7
                                                  --------------------------------------------------------------------
                                                              126,408          33.5             124,630          32.4
Consumer loans:
     Home equity and second mortgages                          30,240           8.0              28,106           7.3
     Automobile loans                                          13,067           3.5              13,255           3.5
     Other                                                     29,484           7.7              29,943           7.8
                                                  --------------------------------------------------------------------
Total consumer loans                                           72,791          19.2              71,304          18.6
                                                  --------------------------------------------------------------------
          Total loans                                         377,869         100.0             384,113         100.0
                                                                              =====                             =====
Less:
     Loans in process                                         (30,554)                          (36,864)
     Deferred fees                                               (684)                             (711)
     Allowance for loan losses                                 (1,550)                           (1,534)
                                                  --------------------              --------------------
          Total loans, net                               $    345,081                      $    345,004
                                                  ====================              ====================

--------------------------------------------------
1. Includes loans held for sale in the amount of $6.6 million and $3.2 million as of December 31, 2000 and September 30, 2000, respectively.

Deposits, after interest credited, increased from $294.8 million at September 30, 2000 to $307.5 million at December 31, 2000, an increase of $12.7 million or 4.3%. Overall cost of funds on deposits during the period increased 112 basis points (100 basis points equals 1%) as the Bank attempted to maintain deposit rates consistent with market place competitors. Demand deposits increased $6.4 million or 17.3% from September 30, 2000, when compared to December 31, 2000, mainly due to year end deposits on business accounts. Savings accounts increased 1.9% during the same periods due to increasing balances in the Bank's First Prime Savings account. Certificates of deposit increased $4.8 million. The Bank utilized the increase in deposits to fund the continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 56,692 shares of common stock, which when netted against 59,911 shares issued in connection with the exercise of stock options, decreased the number of treasury shares to 2,091,603 at December 31, 2000. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $702,000 since September 30, 2000, due to net income and a decrease in accumulated comprehensive loss. Book value per share increased from $17.78 at September 30, 2000 to $18.00 at December 31, 2000.

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

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                               December 31,        September 30,
                                                                                   2000                2000
                                                                        ----------------------------------------
                                                                                        (in thousands)
      Loans accounted for on a non-accrual basis:
      Mortgage loans:
           Residential construction loans                                       $       614        $        323
           Permanent loans secured by one-to-four family units                          132                  55
           Permanent loans secured by non-residential real estate                         -                   -
           Other                                                                          -                   -
      Non-mortgage loans:
           Commercial and agricultural                                                  580                 452
           Consumer                                                                     208                 159
                                                                        ----------------------------------------
      Total non-accrual loans                                                         1,534                 989
      Foreclosed real estate                                                            321                 321
                                                                        ----------------------------------------
      Total non-performing assets                                               $     1,855        $      1,310
                                                                        ========================================
      Total non-performing loans to net loans                                          0.44%               0.29%
                                                                        ========================================
      Total non-performing loans to total assets                                       0.32%               0.21%
                                                                        ========================================
      Total non-performing assets to total assets                                      0.39%               0.28%
                                                                        ========================================

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                               Three Months Ended December 31,
                                         ----------------------------------------------------------------------------
                                             2000                                  1999
                                         ----------------------------------------------------------------------------
                                                                 Interest                              Interest
                                           Average               Yields &        Average               Yields &
                                           Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ----------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 343,899   $ 7,856       9.14  %     $ 288,856   $ 6,110        8.46  %
     Mortgage-backed securities                42,313       621       5.87           43,459       655        6.03
     Investment securities (3)                 56,862       739       5.20           58,402       769        5.27
                                         -----------------------               -----------------------
          Total interest-earning assets       443,074     9,216       8.32          390,717     7,534        7.71
                                                      ---------------------                 ----------------------
          Other assets                         23,792                                22,760
                                         -------------                         -------------
Total assets                                $ 466,866                             $ 413,477
                                         =============                         =============
Liabilities:
     Interest-bearing deposits              $ 296,496   $ 4,008       5.41 %      $ 229,578   $ 2,460        4.29 %
     Borrowings                               125,174     1,905       6.09          137,308     1,926        5.61
                                         -----------------------               -----------------------
          Total interest-bearing              421,670     5,913       5.61 %        366,886     4,386        4.78 %
                                                      ---------------------                 ----------------------
     Other liabilities                          5,080                                 4,367
                                         -------------                         -------------
          Total liabilities                   426,750                               371,253
Stockholders' equity                           40,116                                42,224
                                         -------------                         -------------

Total liabilities and stockholders'
  equity                                    $ 466,866                             $ 413,477
                                         =============                         =============

Net interest income                                     $ 3,303                               $ 3,148
Net spread (4)                                                        2.71 %                                 2.93 %
Net margin (5)                                                        2.98 %                                 3.22 %
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities                                    1.05X                                 1.06X

1.   Annualized.
2.   Average balances include non-accrual loans and loans held for sale.
3.   Includes interest-bearing deposits in other financial institutions.
4.   Net  spread  represents  the  difference   between  the  average  yield  on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
5.   Net  margin   represents   net   interest   income  as  a   percentage   of
     interest-earning assets.

Net Income
The Corporation recorded net income of $857,000 for the three months ended December 31, 2000, as compared to net income of $821,000 for the three month period ended December 31, 1999. This increase in net income was $36,000 or 4.4%.

Total Interest Income
Total interest income increased by $1.7 million or 22.7% to $9.2 million for the three months ended December 31, 2000. The average yield on loans increased to 9.14% for the quarter ended December 31, 2000 from 8.46% for the quarter ended December 31, 1999. During the same period, the average yield on mortgage-backed securities decreased 16 basis points. The average balance of investment securities decreased to $56.9 million for the quarter ended December 31, 2000 from $58.4 million for the quarter ended December 31, 1999, as a result of a reduction in the Bank's liquidity. The average yield decreased from 5.27% for the three months ended December 31, 1999 to 5.20% for the same period in 2000.

Total Interest Expense
Total interest expense increased to $5.9 million for the three months ended December 31, 2000 from $4.4 million for the same period in 1999. The average balance of interest-bearing deposits increased from $229.6 million for the three months ended December 31, 1999 to $296.5 million for the three months ended December 31, 2000, mainly due to an increase in certificates of deposit accounts. The average cost of deposits increased 112 basis points from 4.29% for the three month period ended December 31, 1999 to 5.41% for the same period in 2000, as the rates offered by the Bank increased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $12.1 million to $125.2 million for the three months ended December 31, 2000 from $137.3 million for the three months ended December 31, 1999. The cost of such borrowings increased by 48 basis points to 6.09% for the three months ended December 31, 2000 from 5.61% for the same period in 1999. Borrowings decreased as the Bank utilized repayments of loans and the increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $3.1 million for the three months ended December 31, 1999 to $3.2 million for the same period ended December 31, 2000. Average interest-earning assets increased $52.4 million from $390.7 million for the three months ended December 31, 1999 to $443.1 million for the three months ended December 31, 2000, while the average yield on those interest-earning assets increased from 7.71% for 1999 to 8.32% for 2000. Average interest-bearing liabilities increased by $54.8 million to $421.7 million for the three months ended December 31, 2000 from $366.9 million for the three months ended December 31, 1999, while the cost of those interest-bearing liabilities increased from 4.78% in 1999 to 5.61% in 2000.

Provision for Loan Losses
The Corporation's provision for loan losses was $90,000 for the three months ended December 31, 2000, as compared to $54,000 for the same period in 1999. Management believes, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors, that the current level of provision for loan losses and the resulting level of the allowance for loan losses reflects an adequate reserve against potential losses from the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                For the Three Months
                                                                                   At December 31,
                                                                   ----------------------------------------
                                                                              2000                1999
                                                                   ----------------------------------------
                                                                               (in thousands)

           Average loans outstanding                                     $     343,899       $     288,856
                                                                   ========================================
           Allowance balance (beginning of period)                       $       1,534       $       1,387
                                                                   ========================================
           Provision (credit):
                Residential                                                          -                   -
                Land and commercial real estate                                     25                  20
                Commercial & agricultural business                                  65                  34
                Consumer                                                             -                   -
                                                                   ----------------------------------------
                     Total provision                                                90                  54
           Charge-offs:
                Residential                                                          -                   -
                Commercial and agricultural business                                39                   -
                Consumer                                                            40                  24
                                                                   ----------------------------------------
                     Total charge-offs                                              79                  24
           Recoveries:
                Residential                                                          -                   -
                Land and commercial real estate                                      -                   -
                Consumer                                                             5                   9
                                                                   ----------------------------------------
                     Total recoveries                                                5                   9
                                                                   ----------------------------------------
           Net charge-offs                                                          74                  15
                                                                   ----------------------------------------
           Allowance balance (end of period)                             $       1,550       $       1,426
                                                                   ========================================
           Allowance as percent of total loans                                    0.45%               0.49%
           Net loans charged off as a percent of average                          0.02%               0.01%
           loans

Non-interest Income
Total non-interest income increased $119,000 during the three-month period ended December 31, 2000 to $1.3 million, as compared with the same period in 1999. Gains on loans sold increased from $346,000 at December 31, 1999 to $372,000 at December 31, 2000. Commission income increased from $240,000 for the quarter ended December 31, 1999 to $270,000 for the quarter ended December 31, 2000. Other service charges and fees decreased from $202,000 for the three months ended December 31, 1999 to $166,000 for the three months ended December 31, 2000, as a result of reduced mortgage loan originations. Other income increased $15,000 for the three months ended December 31, 2000.

Non-interest Expense
Total non-interest expense increased $185,000 or 6.3% over the periods compared. Data processing expense increased $20,000 to $183,000 for the period ended December 31, 2000, due to processing expenses associated with the increased delivery of electronic services to customers. Professional fees increased from $74,000 for the first quarter of fiscal 2000 to $99,000 for the first quarter of fiscal 2001, due to the use of outsourcing for some services related to personnel changes and additional audit requirements.

Income Tax Expense
Income taxes increased by $17,000 to $540,000 for the three month period ended December 31, 2000 from $523,000 for the same period in 1999, which was primarily due to an increase of $53,000 in income before tax. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $75,000.

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

The Bank is required under federal regulations to maintain certain specified levels of "liquid investments", which include certain United States Government obligations and other approved investments. Federal regulations reduced the requirement for Banks to maintain liquid assets at 5%, to not less than 4% of its net withdrawable accounts plus short-term borrowings and eliminated the requirement to maintain not less than 1% of short-term liquid assets of such accounts and borrowings. The Bank's regulatory liquidity was 7.3% at December 31, 2000.

The amount of certificate accounts that are scheduled to mature during the twelve months ending December 31, 2001 is approximately $134.1 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At December 31, 2000, the Bank and HMC had outstanding loan commitments of $1.3 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 6.4%, 3.9%, 7.2% and 3.1%, respectively.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 2000.

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at December 31, 2000. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      The following exhibits are filed as part of this report.

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


--------------------------------------------------------------------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement initially filed with the Commission on June 1, 1994. Registration No. 33-79570.
** Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 17, 1996 and filed with the Commission on December 13, 1995.
*** Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 20, 1998 and filed with the Commission on December 10, 1997.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FSF FINANCIAL CORP.




Date:  February 2, 2001                        By: /s/ Donald A. Glas
-------------------------                          ------------------
                                                   Donald A. Glas
                                                     Chief Executive Officer






Date:  February 2, 2001                        By: /s/ Richard H. Burgart
-------------------------                          ----------------------
                                                   Richard H. Burgart
                                                     Chief Financial Officer