Form 10-Q
period 2001-03-31
FSF FINANCIAL CORP
filed 2001-05-04
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 2001.
                                                           --------------

         Class                                              Outstanding
         -----                                              -----------
$.10 par value common stock                              2,367,974 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -   CONSOLIDATED FINANCIAL INFORMATION

Item 1.      Financial Statements                                              1
Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         7
Item 3.      Quantitative and Qualitative Disclosures About Market Risk       15

PART II -  OTHER INFORMATION

Item 1.      Legal Proceedings                                                15
Item 2.      Changes in Securities                                            15
Item 3.      Defaults Upon Senior Securities                                  15
Item 4.      Submission of Matters to a Vote of Security Holders              15
Item 5.      Other Materially Important Events                                15
Item 6.      Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    16

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       March 31,       September 30,
                                                                                         2001              2000
                                                                                ------------------------------------
                                                                                            (in thousands)
                                                      ASSETS
                                                      ------
Cash and cash equivalents                                                             $    14,195       $     8,482
Securities available for sale, at fair value:
     Equity securities                                                                     17,921            18,246
     Mortgage-backed and related securities                                                15,837            15,369
     Debt securities                                                                        5,018            12,728
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $18,155 and  $16,974)                                  18,406            18,393
     Mortgage-backed and related securities (fair value of $25,397 and $25,145)            26,754            26,986
Loans held for sale                                                                        12,608             3,191
Loans receivable, net                                                                     333,838           341,813
Foreclosed real estate                                                                        124               321
Accrued interest receivable                                                                 4,066             4,432
Premises and equipment                                                                      5,457             5,514
Other assets                                                                               11,248            11,040
                                                                                ------------------------------------
          Total assets                                                                $   465,472       $   466,515
                                                                                ====================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
Liabilities:
     Demand deposits                                                                  $    40,063       $    36,964
     Savings accounts                                                                      87,804            80,087
     Certificates of deposit                                                              173,689           177,772
                                                                                ------------------------------------
          Total deposits                                                                  301,556           294,823

     Federal Home Loan Bank borrowings                                                    118,500           127,500
     Advances from borrowers for taxes and insurance                                          651               658
     Other liabilities                                                                      4,305             3,769
                                                                                ------------------------------------
          Total liabilities                                                               425,012           426,750
                                                                                ------------------------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                                             -                 -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                                                  450               450
     Additional paid in capital                                                            43,173            43,391
     Retained earnings, substantially restricted                                           29,700            28,925
     Treasury stock at cost (2,133,303 and 2,094,822 shares)                             (30,116)          (29,504)
     Unearned ESOP shares at cost (109,261 and 126,823 shares)                            (1,093)           (1,268)
     Unearned MSP stock grants at cost (42,964 and 42,964 shares)                           (458)             (458)
     Accumulated comprehensive loss                                                       (1,196)           (1,771)
                                                                                ------------------------------------
          Total stockholders' equity                                                       40,460            39,765
                                                                                ------------------------------------
          Total liabilities and stockholders' equity                                  $   465,472       $   466,515
                                                                                ====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months         Six Months
                                                                  Ended March 31,     Ended March 31,
                                                                  2001      2000      2001      2000
                                                                -----------------   -----------------
                                                                (in thousands, except per share data)
Interest income:
     Loans receivable                                           $ 7,756   $ 6,322   $15,612   $12,432
     Mortgage-backed and related securities                         566       690     1,187     1,345
     Investment securities                                          713       785     1,452     1,554
                                                                -----------------   -----------------
          Total interest income                                   9,035     7,797    18,251    15,331

Interest expense:
     Deposits                                                     3,945     2,533     7,953     4,993
     Borrowed funds                                               1,814     2,093     3,719     4,019
                                                                -----------------   -----------------
          Total interest expense                                  5,759     4,626    11,672     9,012
                                                                -----------------   -----------------
          Net interest income                                     3,276     3,171     6,579     6,319
     Provision for loan losses                                      705        54       795       108
                                                                -----------------   -----------------
          Net interest income after provision for loan losses     2,571     3,117     5,784     6,211

Non-interest income:
     Gain on sale of loans, net                                     575       246       947       592
     Other service charges and fees                                 200       235       366       437
     Service charges on deposit accounts                            366       297       761       608
     Commission income                                              239       294       509       534
     Other                                                          105       184       217       281
                                                                -----------------   -----------------
          Total non-interest income                               1,485     1,256     2,800     2,452
                                                                -----------------   -----------------
Non-interest expense:
     Compensation and benefits                                    1,870     1,745     3,752     3,578
     Occupancy and equipment                                        397       374       763       672
     Deposit insurance premiums                                      14        12        28        46
     Data processing                                                188       168       371       331
     Professional fees                                              102        93       201       167
     Other                                                          555       576     1,142     1,119
                                                                -----------------   -----------------
          Total non-interest expense                              3,126     2,968     6,257     5,913
                                                                -----------------   -----------------
          Income before provision for income taxes                  930     1,405     2,327     2,750

Income tax expense                                                  353       549       893     1,072
                                                                -----------------   -----------------
          Net income                                            $   577   $   856   $ 1,434   $ 1,678
                                                                =================   =================

Basic earnings per share                                        $  0.26   $  0.35   $  0.64   $  0.67
Diluted earnings per share                                      $  0.25   $  0.35   $  0.61   $  0.65
Cash dividend declared per common share                         $ 0.150   $ 0.125   $  0.30   $  0.25

Comprehensive income                                            $   837   $   786   $ 2,009   $ 1,528
                                                                =================   =================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months              Six Months
                                                                             Ended March 31,         Ended March 31,
                                                                          --------------------    --------------------
                                                                             2001        2000        2001       2000
                                                                          --------------------    --------------------
                                                                                         (in thousands)
Cash flows from operating activities:
     Net income                                                           $    577    $    856    $  1,434    $  1,678
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation                                                              155         145         306         284
     Net amortization of discounts and premiums on securities
       held to maturity                                                        (10)         (7)        (18)        (25)
     Provision for loan losses                                                 705          54         795         108
     Net market value adjustment on ESOP shares                                 32          17          59          35
     Amortization of ESOP and MSP stock compensation                           100         111         188         265
     Amortization of intangibles                                                30          30          59          56
     Net gain on sale of assets                                                (33)        (86)        (33)       (122)
     Net loan fees deferred and amortized                                      (50)        (19)        (77)        (24)
     Loans originated for sale                                             (35,896)    (14,477)    (58,698)    (28,501)
     Loans sold                                                             29,904      14,775      49,281      29,723
     Increase (decrease) in:
          Accrued interest receivable                                          482         (34)        365          (6)
          Other assets                                                        (172)       (305)       (274)       (122)
     Increase (decrease) in other liabilities                                   98         430         237         674
                                                                          --------------------    --------------------
Net cash (used in) provided by operating activities                         (4,078)      1,490      (6,376)   $  4,023
                                                                          --------------------    --------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                  9,327     (11,529)     20,317     (12,847)
     Purchase of loans                                                      (5,354)     (3,029)    (13,060)    (11,562)
     Sale of loan participations                                                 -         362           -         362
     Principal payments on mortgage-related securities held to maturity        120         338         234         556
     Proceeds from maturities of securities available for sale               8,000           -       8,000           -
     Proceeds from the sale of securities available for sale                   450           -         450           -
     Proceeds from maturities of securities held to maturity                     -           -           -         570
     Investments in foreclosed real estate                                      (1)         (1)         (1)         (6)
     Proceeds from sales of fixed assets                                         -         157           -         157
     Proceeds from sale of REO                                                 231           -         231         240
     Purchases of equipment and property improvements                         (120)       (317)       (249)       (416)
                                                                          --------------------    --------------------
Net cash provided by (used in) investing activities                         12,653     (14,019)     15,922     (22,946)
                                                                          --------------------    --------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                          Three Months               Six Months
                                                                          Ended March 31,          Ended March 31,
                                                                        --------------------    --------------------
                                                                           2001       2000         2001        2000
                                                                        --------------------    --------------------
                                                                                       (in thousands)
Cash flows from financing activities:
     Net increase in deposits                                           $ (5,991)   $ 12,494    $  6,733    $ 13,390
     FHLB advances                                                         6,000      16,500      26,000      87,000
     Payments on FHLB advances                                            (9,000)    (16,546)    (35,000)    (87,094)
     Net short term borrowings                                                 -           -           -        (200)
     Net decrease (increase) in mortgage escrow funds                        265         332          (6)         36
     Treasury stock purchased                                               (649)     (2,438)     (1,093)     (3,228)
     Proceeds from exercise of stock options                                   4          23         192          23
     Dividends on common stock                                              (329)       (308)       (659)       (633)
                                                                        --------------------    --------------------
Net cash provided by (used in) financing activities                       (9,700)     10,057      (3,833)      9,294
                                                                        --------------------    --------------------
Net increase (decrease) in cash and cash equivalents                      (1,125)     (2,472)      5,713      (9,629)

Cash and cash equivalents
     Beginning of period                                                  15,320      12,108       8,482      19,265
                                                                        --------------------    --------------------
     End of period                                                      $ 14,195    $  9,636    $ 14,195    $  9,636
                                                                        ====================    ====================

Supplemental disclosures of cash flow information: Cash payments for:
          Interest on advances and other borrowed money                    1,816    $  2,041    $  3,718    $  3,969
          Interest on deposits                                             3,497       2,550       7,727       5,179
          Income taxes                                                       953         481       1,190         719

Supplemental schedule of non-cash investing and financing activities:

     Reinvested amounts of capital gains and dividends
       from mutual fund investments                                           15          14          42          22


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and six months ended March 31, 2001, include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"). Also included are the Bank's wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with Generally Accepted Accounting Principles. However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2000.

NOTE 3- BUSINESS SEGMENTS
         The Corporation's wholly owned subsidiary, First Federal fsb, and HMC, a wholly owned subsidiary of the Bank, have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131. HMC was deemed to be a segment because it is a separate corporation that operates independently from the Bank. HMC's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended for resale in the secondary loan market. Insurance Planners, Firstate Services and FSF Financial Corp., the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category. The segments follow generally accepted accounting principles as described in the summary of significant accounting policies. Each corporation is managed separately with its own president who reports directly to FSF Financial Corp.'s chief operating decision maker and board of directors.

                                                         Bank         HMC                          Consolidated
                                                      Stand-alone Stand-alone   Other Eliminations     Total
                                                      ---------------------------------------------------------
As of and for the three months ended March 31, 2001
From operations:
     Interest income from external sources            $8,936      $   44       $   15    $    -       $8,995
     Non-interest income from external sources           915         347          223         -        1,485
     Inter-segment interest income                        29           -           25       (54)           -
     Interest expense                                  5,763          22            -       (26)       5,759
     Provisions for loan losses                          705           -            -         -          705
     Depreciation and amortization                       142          31           11         -          184
     Other non-interest expense                        1,999         652          321       154        3,126
     Income tax expense (benefit)                        397         (27)         (17)        -          353
     Net income                                       $  673      $  (63)      $  (33)   $    -       $  577
                                                      =======================================================

                                                        Bank         HMC                             Consolidated
                                                    Stand-alone  Stand-alone   Other    Eliminations     Total
                                                    -------------------------------------------------------------
As of and for the three months ended March 31, 2000
From operations:
     Interest income from external sources            $7,727       $   34      $   36       $    -      $7,797
     Non-interest income from external sources           683          288         285            -      $1,256
     Inter-segment interest income                        28            -          37          (65)     $    -
     Interest expense                                  4,628           29           -          (31)     $4,626
     Provisions for loan losses                           54            -           -            -      $   54
     Depreciation and amortization                        76           53          20            -      $  149
     Other non-interest expense                        2,222          583         303         (140)     $2,968
     Income tax expense (benefit)                        596          (64)         17            -      $  549
     Net income                                       $  949       $ (119)     $   26       $    -      $  856
                                                      ========================================================


                                                        Bank         HMC                             Consolidated
                                                    Stand-alone  Stand-alone   Other    Eliminations     Total
                                                    -------------------------------------------------------------
As of and for the six months ended March 31, 2001
From operations:
     Interest income from external sources           $ 18,089     $    81    $    42     $      -     $  18,212
     Non-interest income from external sources          1,749         595        456            -         2,800
     Inter-segment interest income                         47           -         59         (106)            -
     Interest expense                                  11,679          40          -          (47)       11,672
     Provisions for loan losses                           795           -          -            -           795
     Depreciation and amortization                        281          61         22            -           364
     Other non-interest expense                         4,417       1,278        621          (59)        6,257
     Income tax expense (benefit)                         999         (89)       (17)           -           893
     Net income                                      $  1,650     $  (177)   $   (39)    $      -      $  1,434
                                                    ===========================================================
Total Assets                                         $464,748     $ 8,433    $40,823     $(48,532)     $465,472
                                                    ===========================================================

                                                        Bank         HMC                            Consolidated
                                                    Stand-alone  Stand-alone   Other  Eliminations     Total
                                                    -------------------------------------------------------------
As of and for the six months ended March 31, 2000
From operations:
     Interest income from external sources           $  15,182    $     87    $    62  $       -     $  15,331
     Non-interest income from external sources           1,313         635        504          -     $   2,452
     Inter-segment interest income                          84           -      3,074    (3,158)     $       -
     Interest expense                                    9,012          90          -       (90)     $   9,012
     Provisions for loan losses                            108           -          -          -     $     108
     Depreciation and amortization                         233          60         22          -     $     315
     Other non-interest expense                          4,472       1,112        595      (266)     $   5,913
     Income tax expense (benefit)                        1,140         (94)        26          -     $   1,072
     Net income                                      $   1,847    $   (187)   $ 3,018  $ (3,000)     $   1,678
                                                     =========================================================
Total Assets                                         $ 425,412    $  5,416    $41,673  $(42,761)     $ 429,740
                                                     =========================================================

NOTE 4- EARNINGS PER SHARE
         Earnings per share amounts are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares outstanding for basic and diluted earnings per share computation for the quarter ended March 31, 2000 were 2,429,235 and 2,481,221, respectively. For the same period in 2001, the numbers of shares outstanding for basic and diluted earnings per share were 2,237,627 and 2,335,827, respectively. For the six month period ended March 31, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,509,968 and 2,565,195, respectively. For the same period in 2001, the numbers of shares outstanding for basic and diluted earnings per share were 2,237,449 and 2,333,191, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

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

Overview

For the three and six months ended March 31, 2001, net income decreased $279,000 and $244,000, respectively, from the comparable 2000 periods. The decline in net income primarily reflects a loan charge-off of $615,000. See "Comparison of the Three Months Ended March 31, 2001 and 2000- Provision for Loan Losses".

Financial Condition

The Corporation's total assets at March 31, 2001 and September 30, 2000 totaled $465.5 million and $466.5 million. This decrease of $1.0 million in assets at March 31, 2001 was a result of the following changes in the components of the Corporation's assets.

Cash and cash equivalents increased from $8.5 million at September 30, 2000 to $14.2 million at March 31, 2001. The Corporation utilized this excess liquidity, which was mainly a result of a decrease in available for sale debt securities, to fund the purchase of future treasury shares and loan originations.

Securities available for sale decreased $7.6 million between September 30, 2000 and March 31, 2001, as a result of market value changes and debt securities in which the call option was exercised.

Loans held for sale increased by $9.4 million to $12.6 million at March 31, 2001 from $3.2 million at September 30, 2000. As of March 31, 2001, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable net, decreased $8.0 million or 2.3% to $333.8 million at March 31, 2001 from $341.8 million at September 30, 2000. Total residential real estate and construction loan originations increased by $13.8 million, and when combined with the sale and prepayments of residential mortgages, resulted in a decrease in one-to-four family residential mortgages and construction loans of $13.9 million. Agricultural loans increased by $2.9 million and consumer loans decreased by $1.7 million. To supplement originations, the Bank purchased $13.1 million of commercial business loans. Commercial loans purchased which meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal. These loans provide the Bank with the opportunity to continue to diversify the composition and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                             Three Months          Six Months
                                            Ended March 31,      Ended March 31,
                                         --------------------  --------------------
                                             2001       2000       2001       2000
                                         --------------------  --------------------
                                                       (in thousands)
Loans originated:
     1-4 family residential mortgages    $ 24,109   $ 13,144   $ 38,353   $ 29,283
     1-4 family construction loans         19,328     14,484     41,031     36,271
     Land                                   2,846         52      3,083        520
     Agriculture                           21,912     22,814     28,114     27,730
     Commercial business & real estate      2,121      5,366      5,861      9,477
     Consumer                               4,804     11,680     10,821     20,239
                                         -------------------   -------------------
          Total loans originated           75,120     67,540    127,263    123,520
                                         -------------------   -------------------
Loans purchased:
     Commercial business                    5,354      3,029     13,060     11,562
                                         -------------------   -------------------
Total new loans                          $ 80,474   $ 70,569   $140,323   $135,082
                                         ===================   ===================
Total loans sold                         $ 29,904   $ 14,775   $ 49,281   $ 29,723
                                         ===================   ===================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                      March 31,                     September 30,
                                                        2001                             2000
                                                 ------------------------------------------------------------
                                                      Amount            %              Amount             %
                                                 ------------------------------------------------------------
                                                                 (dollars in thousands)

Residential real estate:
     One-to-four family (1)                      $    100,426         26.5        $    101,034          26.3
     Residential construction                          73,625         19.4              82,408          21.5
     Multi-family                                       6,488          1.7               4,737           1.2
                                                 ------------------------------------------------------------
                                                      180,539         47.6             188,179          49.0

Agricultural loans                                     46,713         12.3              43,829          11.4
Land and commercial real estate                        53,658         14.1              50,970          13.3
Commercial business                                    28,913          7.6              29,831           7.7
                                                 ------------------------------------------------------------
                                                      129,284         34.0             124,630          32.4
Consumer loans:
     Home equity and second mortgages                  29,474          7.8              28,106           7.3
     Automobile loans                                  12,428          3.3              13,255           3.5
     Other                                             27,748          7.3              29,943           7.8
                                                 ------------------------------------------------------------
Total consumer loans                                   69,650         18.4              71,304          18.6
                                                 ------------------------------------------------------------
          Total loans                                 379,473        100.0             384,113         100.0
                                                              =============                    ==============

Less:
     Loans in process                                 (30,798)                         (36,864)
     Deferred fees                                       (634)                            (711)
     Allowance for loan losses                         (1,595)                          (1,534)
                                                 ------------------------------------------------------------
          Total loans, net                       $    346,446                     $    345,004
                                                 =============                    ============

-------------------------
1. Includes loans held for sale in the amount of $12.6 million and $3.2 million as of March 31, 2001 and September 30, 2000, respectively.

Deposits, after interest credited, increased from $294.8 million at September 30, 2000 to $301.6 million at March 31, 2001, an increase of $6.8 million or 2.3%. Overall cost of funds on deposits during the period increased 67 basis points (100 basis points equals 1%) as the Bank attempted to remain competitive in the market place. Demand deposits increased $3.1 million or 8.4% from September 30, 2000 to March 31, 2001, mainly due to an increase in business accounts. Savings accounts increased 9.6% during the same periods due to increasing balances in the Bank's First Prime Savings account, while certificate of deposit balances decreased $4.1 million. The Bank utilized the increase in deposits to fund continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 102,692 shares of common stock and when netted against 64,211 shares issued in connection with the exercise of stock options, increased the number of treasury shares to 2,133,303 at March 31, 2001. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $695,000 since September 30, 2000, due to a change in net income and a decrease in accumulated comprehensive loss. Book value per share increased from $17.78 at September 30, 2000 to $18.26 at March 31, 2001.

Loans are reviewed on a regular basis and are placed on non-accrual status when management believes the collection of additional interest is doubtful. Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

The increase in total non-accrual loans at March 31, 2001 primarily relates to an agricultural loan and five construction loans that deteriorated during the quarter ended March 31, 2001. Subsequent to March 31, 2001, one of the construction loans was brought current, two construction loans were issued foreclosure notices and two construction loans will become real estate owned during May 2001. The agricultural loan is in the process of liquidation. See "Comparison of the Three Months Ended March 31, 2001 and 2000- Provision for Loan Losses".

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                          March 31,        September 30,
                                                                            2001                2000
                                                                      -----------------------------------
                                                                                 (in thousands)
      Loans accounted for on a non-accrual basis:
      Mortgage loans:
           Residential construction loans                               $       737         $       323
           Permanent loans secured by one-to-four family units                   49                  55
           Permanent loans secured by non-residential real estate                 -                   -
           Other                                                                  -                   -
      Non-mortgage loans:
           Commercial and agricultural                                        1,269                 452
           Consumer                                                             397                 159
                                                                        --------------------------------
      Total non-accrual loans                                                 2,452                 989
      Foreclosed real estate                                                    124                 321
                                                                        --------------------------------
      Total non-performing assets                                       $     2,576         $     1,310
                                                                        ================================
      Total non-performing loans to net loans                                  0.71%               0.29%
                                                                        ================================
      Total non-performing loans to total assets                               0.53%               0.21%
                                                                        ================================
      Total non-performing assets to total assets                              0.55%               0.28%
                                                                        ================================

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                                   Three Months Ended March 31,
                                            ----------------------------------------------------------------------------
                                                           2001                                  2000
                                            ----------------------------------------------------------------------------
                                                                      Interest                              Interest
                                                Average               Yields &        Average               Yields &
                                                Balance    Interest   Rates (1)       Balance    Interest   Rates (1)
                                            ----------------------------------------------------------------------------
Assets:
     Loans receivable (2)                      $ 343,140   $ 7,756        9.04 %     $ 295,670   $ 6,322        8.55 %
     Mortgage-backed securities                   42,365       566        5.34          43,253       690        6.38
     Investment securities (3)                    57,085       713        5.00          57,721       785        5.44
                                            -----------------------               -----------------------
          Total interest-earning assets          442,590     9,035        8.17         396,644     7,797        7.86
                                                         ----------------------                ----------------------
          Other assets                            22,816                                22,378
                                            -------------                         -------------
Total assets                                   $ 465,406                             $ 419,022
                                            =============                         =============
Liabilities:
     Interest-bearing deposits                 $ 300,644   $ 3,945        5.25 %     $ 232,945   $ 2,533        4.35 %
     Borrowings                                  119,533     1,814        6.07         140,903     2,093        5.94
                                            -----------------------               -----------------------
          Total interest-bearing liabilities     420,177     5,759        5.48         373,848     4,626        4.95 %
                                                         ----------------------                ----------------------
     Other liabilities                             4,765                                 3,682
                                            -------------                         -------------
          Total liabilities                      424,942                               377,530
Stockholders' equity                              40,464                                41,492
                                            -------------                         -------------
Total liabilities and stockholders' equity     $ 465,406                             $ 419,022
                                            =============                         =============
Net interest income                                        $ 3,276                               $ 3,171
Net spread (4)                                                            2.69 %                                2.92 %
Net margin (5)                                                            2.96 %                                3.20 %
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


Net Income
The Corporation recorded net income of $577,000 for the three months ended March 31, 2001, as compared to net income of $856,000 for the three month period ended March 31, 2000. This decrease in net income was $279,000 or 32.6%.

Total Interest Income
Total interest income increased by $1.2 million or 15.4% during the three months ended March 31, 2001. The average yield on loans increased to 9.04% for the quarter ended March 31, 2001 from 8.55% for the quarter ended March 31, 2000. During the same period, the average yield on mortgage-backed securities decreased 104 basis points. The average balance of investment securities decreased to $57.1 million for the quarter ended March 31, 2001 from $57.8 million for the quarter ended March 31, 2000, as a result of a reduction in the Bank's liquidity. The average yield decreased from 5.44% for the three months ended March 31, 2000 to 5.00% for the same period in 2001.

Total Interest Expense
Total interest expense increased to $5.8 million for the three months ended March 31, 2001 from $4.6 million for the same period in 2000. The average balance of interest-bearing deposits increased from $232.9 million at March 31, 2000 to $300.6 million at March 31, 2001, mainly due to an increase in certificate of deposit accounts. The average cost of deposits increased 90 basis points to 5.25% during the three month period ended March 31, 2001, as the rates offered by the Bank increased. No assurance can be made that the deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $21.4 million to $119.3 million for the three months ended March 31, 2001 from $140.9 million for the three months ended March 31, 2000. The cost of such borrowings increased by 13 basis points to 6.07% for the three months ended March 31, 2001 from 5.94% for the same period in 2000. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $3.2 million for the three months ended March 31, 2000 to $3.3 million for the same period in 2001. Average interest-earning assets increased $46.0 million from $396.6 million for the three months ended March 31, 2000 to $442.6 million for the three months ended March 31, 2001. The average yield on those interest-earning assets increased from 7.86% in 2000 to 8.17% in 2001. Average interest-bearing liabilities increased by $54.8 million to $420.2 million for the three months ended March 31, 2001, while the cost of those interest-bearing liabilities increased from 4.95% in 2000 to 5.48% in 2001.

Provision for Loan Losses
The Corporation's provision for loan losses was $705,000 for the three months ended March 31, 2001, as compared to $54,000 for the same period in 2000. During the quarter ended March 31, 2001, an agricultural loan in the Bank's loan portfolio experienced deterioration. A large portion of the loan was collateralized by stored corn, which due to the weather conditions during the quarter caused spoilage to the corn. Following discussions with the borrower during the quarter, management determined that the loan was impaired and recognized a $615,000 charge to earnings.

Agricultural lending, like any type of lending, contains inherent risk. The Bank attempts to mitigate and manage that risk; however, circumstances may arise that are unforeseen and uncontrollable. The remainder of the agricultural loan portfolio has been reviewed and management believes that this event is an isolated incident.

Management believes, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors, that the current level of provision for loan losses and the resulting level of the allowance for loan losses reflects an adequate reserve against inherent losses from the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income
Total non-interest income increased $229,000 to $1.5 million during the quarter ended March 31, 2001. Gains on loans sold increased from $246,000 at March 31, 2000 to $575,000 at March 31, 2001, while commission income decreased from $294,000 for the quarter ended March 31, 2000 to $239,000 for the quarter ended March 31, 2001. Other service charges and fees decreased from $235,000 for the three months ended March 31, 2000 to $200,000 for the three months ended March 31, 2001. Service charges on deposit accounts increased $69,000 to $366,000 for the quarter ended March 31, 2001, from $297,000 for the same quarter in 2000, mainly due to an increase in accounts and fees charged.

Non-interest Expense
Total non-interest expense increased $158,000 or 5.3% over the periods compared. Compensation and benefits increased from $1.7 million to $1.9 million or 7.5%. Data processing expense increased $20,000 to $188,000 for the period ended March 31, 2001, as a result of increased usage of electronic services.

Income Tax Expense
Income tax expense decreased by $196,000 to $353,000 for the three month period ended March 31, 2001. This decrease was primarily due to a $475,000 decline in income before tax. The effective tax rate decreased by 1.5% for the same periods as a result of an increase in tax exempt income of $75,000.


           COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                                     Six Months Ended March 31,
                                            ------------------------------------------------------------------------------
                                                            2001                                   2000
                                            ------------------------------------------------------------------------------
                                                                     Interest                               Interest
                                              Average                Yields &        Average                Yields &
                                              Balance     Interest   Rates (1)       Balance     Interest   Rates (1)
                                            ------------------------------------------------------------------------------
Assets:
     Loans receivable (2)                      $ 343,524    $15,612        9.09 %     $ 292,244   $ 12,432        8.51 %
     Mortgage-backed securities                   42,339      1,187        5.61          43,356      1,345        6.20
     Investment securities (3)                    56,972      1,452        5.10          58,063      1,554        5.35
                                            ------------------------               ------------------------
          Total interest-earning assets          442,835     18,251        8.24         393,663     15,331        7.79
                                                         -----------------------                -----------------------
          Other assets                            22,804                                 22,572
                                            -------------                          -------------
Total assets                                   $ 465,639                              $ 416,235
                                            =============                          =============

Liabilities:
     Interest-bearing deposits                 $ 298,547    $ 7,953        5.33 %     $ 231,252    $ 4,993        4.32 %
     Borrowings                                  122,385      3,719        6.08         139,331      4,019        5.77
                                            ------------------------               ------------------------
          Total interest-bearing liabilities     420,932     11,672        5.55         370,583      9,012        4.86 %
                                                         -----------------------                -----------------------
     Other liabilities                             4,594                                  3,793
                                            -------------                          -------------
          Total liabilities                      425,526                                374,376
Stockholders' equity                              40,113                                 41,859
                                            -------------                          -------------
Total liabilities and stockholders' equity     $ 465,639                              $ 416,235
                                            =============                          =============
Net interest income                                         $ 6,579                                $ 6,319
Net spread (4)                                                             2.69 %                                 2.92 %
Net margin (5)                                                             2.97 %                                 3.21 %
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


Net Income
The Corporation recorded net income of $1.4 million for the six months ended March 31, 2001, as compared to net income of $1.7 million for the six months ended March 31, 2000. This decrease in net income was $244,000 or 14.5%.

Total Interest Income
Total interest income increased by $2.9 million or 19.0% to $18.3 million for the six months ended March 31, 2001. The average yield on loans increased to 9.09% for the six months ended March 31, 2001 from 8.51% for the six months ended March 31, 2000, while the average yield on mortgage-backed securities decreased 59 basis points. The average balance of investment securities decreased to $56.9 million for the six months ended March 31, 2001 from $58.1 million for the six months ended March 31, 2000, as a result of a reduction in the Bank's liquidity. During the same period, the average yield on investments decreased from 5.35% to 5.10%.

Total Interest Expense
Total interest expense increased to $11.7 million for the six months ended March 31, 2001 from $9.0 million for the same period in 2000. The average balance of interest-bearing deposits increased from $231.3 million for the six months ended March 31, 2000 to $298.5 million for the six months ended March 31, 2001, mainly due to an increase in certificate of deposit accounts. The average cost of deposits increased 101 basis points to 5.33% for the six months ended March 31, 2001, as rates offered by the Bank increased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $16.9 million to $122.4 million for the six months ended March 31, 2001, while the cost of such borrowings increased by 31 basis points to 6.08% during the same period. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $6.3 million for the six months ended March 31, 2000 to $6.6 million for the same period in 2001. Average interest-earning assets increased $49.2 million to $442.8 million for the six months ended March 31, 2001, while the average yield on those interest-earning assets increased from 7.79% in 2000 to 8.24% in 2001. Average interest-bearing liabilities increased by $50.3 million to $420.9 million for the six months ended March 31, 2001, while the cost of those interest-bearing liabilities increased from 4.86% in 2000 to 5.55% in 2001.

Provision for Loan Losses
The Corporation's provision for loan losses was $795,000 for the six months ended March 31, 2001, as compared to $108,000 for the same period in 2000. See also "Comparison of the Three Months Ended March 31, 2001 and 2000- Provision for Loan Losses".

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                              Six Months
                                                                             Ended March 31,
                                                                   ---------------------------------
                                                                         2001                2000
                                                                   ---------------------------------
                                                                           (in thousands)
           Average loans outstanding                               $    343,524        $    292,244
                                                                   =================================
           Allowance balance (beginning of period)                 $      1,534        $      1,387
                                                                   =================================
           Provision (credit):
                Land and commercial real estate                              25                  30
                Commercial & agricultural business                          670                  78
                Consumer                                                    100                   -
                                                                   ---------------------------------
                     Total provision                                        795                 108
           Charge-offs:
                Commercial & agricultural business                          654                   -
                Consumer                                                     93                  37
                                                                   ---------------------------------
                     Total charge-offs                                      747                  37
           Recoveries:
                Commercial & agricultural business                            -                   -
                Consumer                                                     13                  13
                                                                   ---------------------------------
                     Total recoveries                                        13                  13
                                                                   ---------------------------------
           Net charge-offs                                                  734                  24
                                                                   ---------------------------------
           Allowance balance (end of period)                       $      1,595        $      1,471
                                                                   =================================
           Allowance as percent of total loans                             0.42%               0.48%
           Net loans charged off as a percent of average loans             0.21%               0.01%

Non-interest Income
Total non-interest income increased $348,000 to $2.8 million during the six months ended March 31, 2001, as compared with the same period in 2000. Gains on loans sold increased from $592,000 for the six months ended March 31, 2000 to $947,000 for the six months ended March 31, 2001. Other service charges and fees decreased from $437,000 for the six months ended March 31, 2000 to $366,000 for the six months ended March 31, 2001. Service charges on deposit accounts increased $153,000 to $761,000 for the six month period ended March 31, 2001, from $608,000 for the same period in 2000, mainly due to an increase in accounts and fees charged. Other income increased $64,000 during the six months ended March 31, 2001.

Non-interest Expense
Total non-interest expense increased $344,000 or 5.8% over the periods compared. Compensation and benefits increased $174,000 to $3.8 million or 4.80% from the same period in 2000. Data processing expense increased $40,000 to $371,000 for the period ended March 31, 2001, due to expanded processing expenses associated with the enhanced delivery of electronic services to customers. The use of outsourcing for some services related to personnel changes and additional audit requirements resulted in professional fees increasing from $167,000 during the period of fiscal 2000 to $217,000 during the same period of fiscal 2001.

Income Tax Expense
Income tax expense decreased by $179,000 to $893,000 for the six months ended March 31, 2001. This increase was primarily due to a reduction of $423,000 in income before tax. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $155,000.


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

The Bank is required under federal regulation to maintain certain specified levels of "liquid investments", which include certain United States Government obligations and other approved investments. Federal regulation reduced the requirement for Banks to maintain liquid assets at 5% to not less than 4% of its net withdrawable accounts plus short-term borrowings and eliminated the requirement to maintain not less than 1% of short-term liquid assets of such accounts and borrowings. The Bank's regulatory liquidity was 9.4% at March 31, 2001.

The amount of certificate accounts that are scheduled to mature during the twelve months ending March 31, 2002 is approximately $122.8 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain.

At March 31, 2001, the Bank and HMC had outstanding loan commitments of $1.1 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital at 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 6.1%, 4.1%, 7.3% and 3.2%, respectively.

Management believes that under current regulation, the Bank will continue to meet minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates, could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 2000.


ITEM 1.          LEGAL PROCEEDINGS

                 Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at March 31, 2001. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Annual Meeting of Stockholders of the Company was held on January 16, 2001 and the follow matters were voted upon.

                 Proposal I - Election of Directors for terms to expire in 2003:

                                                       FOR       WITHHELD
                                                       ---       --------

                 Richard H. Burgart                 1,876,427     303,498
                 Roger R. Stearns                   2,169,225      10,700

                 Proposal II - To ratify the appointment of Bertram Cooper & Co., LLP as independent accountants of the Company for the fiscal year ending September 30, 2001.

                       FOR         AGAINST        ABSTAIN
                       ---         -------        -------

                    2,175,422        1,596          2,906

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


                               FSF FINANCIAL CORP.




Date:  May 4, 2001                       By: /s/ Donald A. Glas
-------------------                          -----------------------------------
                                             Donald A. Glas
                                             Chief Executive Officer






Date:  May 4, 2001                       By: /s/ Richard H. Burgart
-------------------                          -----------------------------------
                                             Richard H. Burgart
                                             Chief Financial Officer