Form 10-Q
period 2001-06-30
FSF FINANCIAL CORP
filed 2001-08-06
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Minnesota                                      41-1783064
(State or other jurisdiction of incorporation             (IRS employer
or organization)                                       identification no.)

201 Main Street South, Hutchinson, Minnesota                55350-2573
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (320) 234-4500


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 2001.
                                                           -------------


         Class                                         Outstanding
         -----                                         -----------
$.10 par value common stock                          2,337,194 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I -   CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                               1
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          8
Item 3.           Quantitative and Qualitative Disclosures About Market Risk        16

PART II -   OTHER INFORMATION

Item 1.           Legal Proceedings                                                 17
Item 2.           Changes in Securities                                             17
Item 3.           Defaults Upon Senior Securities                                   17
Item 4.           Submission of Matters to a Vote of Security Holders               17
Item 5.           Other Materially Important Events                                 17
Item 6.           Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                          18

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    June 30, September 30,
                                                                                      2001        2000
                                                                                  ----------------------
                                                                                     (in thousands)

                                    ASSETS
                                    ------
Cash and cash equivalents                                                         $  11,882    $   8,482
Securities available for sale, at fair value:
     Equity securities                                                               17,896       18,246
     Mortgage-backed and related securities                                          20,004       15,369
     Debt securities                                                                  4,007       12,728
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $12,370 and $16,974)                             12,413       18,393
     Mortgage-backed and related securities (fair value of $26,363 and $25,145)      26,449       26,986
Loans held for sale                                                                  10,877        3,191
Loans receivable, net                                                               333,207      341,813
Foreclosed real estate                                                                  126          321
Accrued interest receivable                                                           4,202        4,432
Premises and equipment                                                                5,456        5,514
Other assets                                                                         11,034       11,040
                                                                                  ----------------------
          Total assets                                                            $ 457,553    $ 466,515
                                                                                  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Demand deposits                                                              $  37,797    $  36,964
     Savings accounts                                                                92,913       80,087
     Certificates of deposit                                                        166,517      177,772
                                                                                  ---------    ---------
          Total deposits                                                            297,227      294,823

     Federal Home Loan Bank borrowings                                              113,500      127,500
     Advances from borrowers for taxes and insurance                                    228          658
     Other liabilities                                                                5,253        3,769
                                                                                  ----------------------
          Total liabilities                                                         416,208      426,750
                                                                                  ----------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                                       -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                                            450          450
     Additional paid in capital                                                      43,179       43,391
     Retained earnings, substantially restricted                                     30,526       28,925
     Treasury stock at cost (2,164,803 and 2,094,822 shares)                        (30,596)     (29,504)
     Unearned ESOP shares at cost (99,357 and 126,823 shares)                          (994)      (1,268)
     Unearned MSP stock grants at cost (42,964 and 42,964 shares)                      (458)        (458)
     Accumulated comprehensive loss                                                    (762)      (1,771)
                                                                                  ----------------------
          Total stockholders' equity                                                 41,345       39,765
                                                                                  ----------------------
          Total liabilities and stockholders' equity                              $ 457,553    $ 466,515
                                                                                  ======================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months        Nine Months
                                                                  Ended June 30      Ended June 30,
                                                                -----------------   -----------------
                                                                  2001      2000      2001      2000
                                                                -------   -------   -------   -------
                                                                (in thousands, except per share data)
Interest income:
     Loans receivable                                           $ 7,499   $ 7,073   $23,111   $19,505
     Mortgage-backed and related securities                         567       598     1,754     1,943
     Investment securities                                          416       751     1,868     2,305
                                                                -----------------   -----------------
          Total interest income                                   8,482     8,422    26,733    23,753
Interest expense:
     Deposits                                                     3,536     2,945    11,489     7,938
     Borrowed funds                                               1,650     2,109     5,369     6,128
                                                                -----------------   -----------------
          Total interest expense                                  5,186     5,054    16,858    14,066
                                                                -----------------   -----------------
          Net interest income                                     3,296     3,368     9,875     9,687
     Provision for loan losses                                       90        54       885       162
                                                                -----------------   -----------------
          Net interest income after provision for loan losses     3,206     3,314     8,990     9,525
Non-interest income:
     Gain on sale of loans, net                                     769       246     1,716       838
     Other service charges and fees                                 309       168       675       605
     Service charges on deposit accounts                            403       315     1,164       923
     Commission income                                              283       294       792       828
     Other                                                          105        97       322       378
                                                                -----------------   -----------------
          Total non-interest income                               1,869     1,120     4,669     3,572
                                                                -----------------   -----------------
Non-interest expense:
     Compensation and benefits                                    1,874     1,637     5,626     5,215
     Occupancy and equipment                                        377       356     1,140     1,028
     Deposit insurance premiums                                      14        13        42        59
     Data processing                                                190       179       561       510
     Professional fees                                              110       112       311       279
     Other                                                          612       573     1,755     1,692
                                                                -----------------   -----------------
          Total non-interest expense                              3,177     2,870     9,435     8,783
                                                                -----------------   -----------------
          Income before provision for income taxes                1,898     1,564     4,225     4,314

Income tax expense                                                  748       610     1,641     1,682
                                                                -----------------   -----------------

          Net income                                            $ 1,150   $   954   $ 2,584   $ 2,632
                                                                =================   =================

Basic earnings per shares                                       $  0.52   $  0.41   $  1.16   $  1.08
Diluted earnings per share                                      $  0.50   $  0.40   $  1.11   $  1.05
Cash dividend declared per common share                         $ 0.150   $ 0.125   $ 0.450   $ 0.375

Comprehensive income                                            $ 1,584   $   868   $ 3,593   $ 2,396
                                                                =======   =======   =======   =======

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months           Nine Months
                                                                             Ended June 30,         Ended June 30,
                                                                          --------------------    --------------------
                                                                            2001        2000        2001        2000
                                                                          --------    --------    --------    --------
                                                                                         (in thousands)
Cash flows from operating activities:
     Net income                                                           $  1,150    $    954    $  2,584    $  2,632
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation                                                              161         145         467         429
     Net amortization of discounts and premiums on securities
       held to maturity                                                         (3)         (7)        (21)        (32)
     Provision for loan losses                                                  90          54         885         162
     Net market value adjustment on ESOP shares                                 24          17          83          52
     Amortization of ESOP and MSP stock compensation                           112          93         300         358
     Amortization of intangibles                                                27          32          86          88
     Net gain on sale of assets                                                  -         (17)        (33)       (139)
     Net loan fees deferred and amortized                                       (4)        (88)        (81)       (113)
     Loans originated for sale                                             (37,166)    (12,630)    (95,864)    (41,131)
     Loans sold                                                             38,897      11,823      88,178      41,546
     Increase (decrease) in:
          Accrued interest receivable                                         (135)       (596)        230        (602)
          Other assets                                                          25        (137)       (249)       (259)
     Increase (decrease) in other liabilities                                  797         575       1,034       1,251
                                                                          --------------------    --------------------
Net cash (used in) provided by operating activities                          3,975         218      (2,401)      4,242
                                                                          --------------------    --------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                  9,738      (7,146)     30,055     (19,993)
     Purchase of loans                                                      (9,193)    (11,710)    (22,253)    (23,271)
     Sale of loan participations                                                 -         295           -         851
     Purchase of securities available for sale                              (6,388)          -      (6,388)          -
     Principal payments on mortgage-related securities held to maturity        305         132         540         494
     Proceeds from maturities of securities available for sale               4,000           -      12,000           -
     Proceeds from the sale of securities available for sale                     -           -         450           -
     Proceeds from maturities of securities held to maturity                 6,000           -       6,000         570
     Investments in foreclosed real estate                                      (2)          -          (3)         (7)
     Proceeds from sales of fixed assets                                         -           -           -         157
     Proceeds from sale of REO                                                   -         127         231         367
     Purchases of equipment and property improvements                         (160)       (216)       (409)       (633)
                                                                          --------------------    --------------------
Net cash provided by (used in) investing activities                       $  4,300    $(18,518)   $ 20,223    $(41,465)
                                                                          --------------------    --------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                           Three Months            Nine Months
                                                                           Ended June 30,          Ended June 30,
                                                                        --------------------    --------------------
                                                                           2001        2000        2001        2000
                                                                        --------    --------    --------    --------
Cash flows from financing activities:
     Net increase in deposits                                           $ (4,330)   $ 27,547    $  2,404    $ 40,937
     FHLB advances                                                             -           -      26,000      87,000
     Payments on FHLB advances                                            (5,000)       (872)    (40,000)    (87,967)
     Net short term borrowings                                                 -           -           -           -
     Net decrease (increase) in mortgage escrow funds                       (423)       (292)       (429)       (256)
     Treasury stock purchased                                               (577)     (1,368)     (1,670)     (4,595)
     Proceeds from exercise of stock options                                  65           -         257          23
     Dividends on common stock                                              (324)       (291)       (984)     (1,125)
                                                                        --------------------    --------------------
Net cash provided by (used in) financing activities                      (10,589)     24,724     (14,422)     34,017
                                                                        --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                      (2,314)      6,424       3,400      (3,205)
Cash and cash equivalents
     Beginning of period                                                  14,195       9,636       8,482      19,265
                                                                        --------------------    --------------------
     End of period                                                      $ 11,881    $ 16,060    $ 11,882    $ 16,060
                                                                        ====================    ====================

Supplemental disclosures of cash flow information:
     Cash payments for:
          Interest on advances and other borrowed money                 $  1,650    $  1,991    $  5,368    $  5,960
          Interest on deposits                                             3,243       2,677      10,970       7,856
          Income taxes                                                       515         713       1,705       1,432

Supplemental schedule of non-cash investing and financing activities:

     Reinvested amounts of capital gains and dividends
       from mutual fund investments                                            5          18          47          40


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1- PRINCIPLES OF CONSOLIDATION
          The unaudited consolidated financial statements as of and for the three and nine months ended June 30, 2001, include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"). Also included are the Bank's wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with Generally Accepted Accounting Principles. However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2000.

NOTE 3- BUSINESS SEGMENTS
          The Corporation's wholly owned subsidiary, First Federal fsb, and HMC, a wholly owned subsidiary of the Bank, have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131. HMC was deemed to be a segment because it is a separate corporation that operates independently from the Bank. HMC's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended for resale in the secondary loan market. Insurance Planners, Firstate Services and FSF Financial Corp., the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category. The segments follow generally accepted accounting principles as described in the summary of significant accounting
          policies.   Each  corporation  is  managed  separately  with  its  own president who reports directly to their own respective board of directors.

                                                           Bank         HMC                            Consolidated
                                                       Stand-alone  Stand-along    Other   Eliminations   Total
                                                       ------------------------------------------------------------
As of and for the three months ended June 30, 2001
From operations:
     Interest income from external sources              $  8,391       $    86    $     5     $     -     $  8,482
     Non-interest income from external sources             1,258           544         67           -        1,869
     Inter-segment interest income                            57             -         33         (90)           -
     Interest expense                                      5,187            65          -         (66)       5,186
     Provisions for loan losses                               90             -          -           -           90
     Depreciation and amortization                           148            31          9           -          188
     Other non-interest expense                            2,870           962        314        (968)       3,178
     Income tax expense (benefit)                            682            75         (9)          -          748
     Net income                                         $  1,084       $    87    $ 2,979     $(3,000)    $  1,150
                                                      ============================================================

                                                            Bank         HMC                            Consolidated
                                                        Stand-alone  Stand-along    Other   Eliminations   Total
                                                        ------------------------------------------------------------
As of and for the three months ended June 30, 2000
From operations:
     Interest income from external sources                $  8,320     $    55    $    47    $      -     $  8,422
     Non-interest income from external sources                 673         210        237           -        1,120
     Inter-segment interest income                              38           -      2,908      (2,946)           -
     Interest expense                                        5,057          29          -         (32)       5,054
     Provisions for loan losses                                 54           -          -           -           54
     Depreciation and amortization                             161          30         10           -          201
     Other non-interest expense                              2,280         533         78         (21)       2,870
     Income tax expense (benefit)                              630         (21)         1           -          610
     Net income                                           $  1,008     $   (53)   $ 2,999    $ (3,000)    $    954
                                                          ==========================================================

                                                            Bank         HMC                            Consolidated
                                                        Stand-alone  Stand-along    Other   Eliminations   Total
                                                        ------------------------------------------------------------
As of and for the nine months ended June 30, 2001
From operations:
     Interest income from external sources                $  26,519    $    167   $     47    $      -    $  26,733
     Non-interest income from external sources                3,007       1,139        523           -        4,669
     Inter-segment interest income                              105           -         92        (197)           -
     Interest expense                                        16,866         105          -        (113)      16,858
     Provisions for loan losses                                 885           -          -           -          885
     Depreciation and amortization                              430          92         31           -          553
     Other non-interest expense                               7,287       2,241        935      (1,028)       9,435
     Income tax expense (benefit)                             1,681         (13)       (27)           -       1,641
     Net income                                           $   2,734    $    (90)  $  2,940    $ (3,000)   $   2,584
                                                          ==========================================================
Total Assets                                              $ 455,176    $  8,838   $ 41,041    $(47,502)   $ 457,553
                                                          ==========================================================

                                                            Bank         HMC                            Consolidated
                                                        Stand-alone  Stand-along    Other   Eliminations   Total
                                                        ------------------------------------------------------------
As of and for the nine months ended June 30, 2000
From operations:
     Interest income from external sources                $  23,501    $    142   $    110    $      -    $  23,753
     Non-interest income from external sources                1,986         844        742           -        3,572
     Inter-segment interest income                              123           -      5,982      (6,105)           -
     Interest expense                                        14,070         119          -        (123)      14,066
     Provisions for loan losses                                 162           -          -           -          162
     Depreciation and amortization                              394          91         32           -          517
     Other non-interest expense                               6,752       1,645        673        (287)       8,783
     Income tax expense (benefit)                             1,770        (115)        27           -        1,682
     Net income                                           $   2,855    $   (240)  $  6,017    $ (6,000)   $   2,632
                                                          =========================================================
Total Assets                                              $ 453,728    $  6,148   $ 40,049    $(43,836)   $ 456,089
                                                          =========================================================

NOTE 4- EARNINGS PER SHARE
          Earnings per share amounts are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares outstanding for basic and diluted earnings per share computation for the quarter ended June 30, 2000 were 2,308,202 and 2,361,915, respectively. For the same period in 2001, the numbers of shares outstanding for basic and diluted earnings per share were 2,204,670 and 2,300,601, respectively. For the nine month period ended June 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,442,713 and 2,497,504, respectively. For the same period in 2001, the numbers of shares outstanding for basic and diluted earnings per share were 2,228,847 and 2,324,763, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

NOTE 5- EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
          On June 29, 2001, the Financial Accounting Standards Board (FASB) voted to issue Financial Accounting Standards Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the Statement. The Company must adopt Statement 142 effective for the fiscal year beginning October 1, 2002, and may elect early adoption for the fiscal year beginning October 1, 2001. Management has not determined which fiscal year will be effective for the adoption of Statement 142. Amortization of goodwill for the three month and nine month periods ended June 30, 2001 was $23,000 and $68,000, respectively.

NOTE 6 - SUBSEQUENT EVENT
          On July 25, 2001, First Federal entered into a "Purchase and Assumption Agreement" with ING Bank, fsb. The agreement calls for the purchase and assumption by First Federal of the following:

          o    Approximately $30 million in loans.
          o Approximately $1 million in land, buildings and other fixed assets.
          o    Approximately $50 million in deposits.

          Following regulatory approval, the transaction is expected to close during the fourth quarter of the calendar year. The transaction will provide the Bank with a second facility in the St. Cloud area that will include drive-up lanes and ATM machine and a full service banking office. The Bank will be paying a premium of approximately 5.3% for the deposits and the transaction is expected to be accretive to earnings by the end of the first year.

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


Financial Condition

The Corporation's total assets at June 30, 2001 and September 30, 2000 totaled $457.6 million and $466.5 million. This decrease of $9.0 million in assets at June 30, 2001 was a result of the following changes in the components of the Corporation's assets.

Cash and cash equivalents increased from $8.5 million at September 30, 2000 to $11.9 million at June 30, 2001. The Corporation utilized this excess liquidity, which was mainly a result of a decrease in both available for sale and held to maturity debt securities, to fund the purchase of future treasury shares and loan originations.

Securities available for sale decreased $4.4 million between September 30, 2000 and June 30, 2001, as a result of market value changes and debt securities in which the call options were exercised.

Loans held for sale increased by $7.7 million to $10.9 million at June 30, 2001 from $3.2 million at September 30, 2000. As of June 30, 2001, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Funding for these loans usually occurs within fourteen days of origination.

Loans receivable net, decreased $8.6 million or 2.5% to $333.2 million at June 30, 2001 from $341.8 million at September 30, 2000. Total residential real estate and construction loan originations increased by $59.5 million, and when combined with the sale and prepayments of residential mortgages, resulted in an increase in one-to-four family residential mortgages and construction loans of $15.9 million. Agricultural loans increased by $6.4 million and consumer loans decreased by $565,000. To supplement originations, the Bank purchased $22.3 million of commercial business loans. Commercial loans purchased which meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal. These loans provide the Bank with the opportunity to continue to diversify the composition and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                            Three Months          Nine Months
                                            Ended June 30,        Ended June 30,
                                         -------------------   -------------------
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
                                                       (in thousands)
Loans originated:
     1-4 family residential mortgages    $ 30,797   $ 13,542   $ 69,150   $ 42,825
     1-4 family construction loans         57,474     29,060     98,505     65,331
     Land                                    --        5,622      3,083      6,142
     Agriculture                            8,790      5,886     36,904     33,616
     Commercial business & real estate      2,678      5,396      8,539     14,873
     Consumer                              11,599     18,712     22,420     38,951
                                         -------------------   -------------------
          Total loans originated          111,338     78,218    238,601    201,738
                                         -------------------   -------------------
Loans purchased:
     Commercial business                    9,193     11,709     22,253     23,271
                                         -------------------   -------------------
Total new loans                          $120,531   $ 89,927   $260,854   $225,009
                                         ===================   ===================

Total loans sold                         $ 38,897   $ 11,823   $ 88,178   $ 41,546
                                         ===================   ===================


The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                     June 30,                       September 30,
                                                       2001                             2000
                                         ------------------------------------------------------------
                                              Amount            %              Amount             %
                                         ------------------------------------------------------------
                                                        (dollars in thousands)
Residential real estate:
     1-4 family (1)                      $     88,358         22.0        $    101,034          26.3
     Residential construction                 110,944         27.6              82,408          21.5
     Multi-family                               6,315          1.6               4,737           1.2
                                         ------------------------------------------------------------
                                              205,617         51.2             188,179          49.0

Agricultural loans                             50,274         12.5              43,829          11.4
Land and commercial real estate                49,661         12.4              50,970          13.3
Commercial business                            25,186          6.3              29,831           7.7
                                         ------------------------------------------------------------
                                              125,121         31.2             124,630          32.4
Consumer loans:
     Home equity and second mortgages          29,626          7.4              28,106           7.3
     Automobile loans                          12,793          3.2              13,255           3.5
     Other                                     28,320          7.0              29,943           7.8
                                         ------------------------------------------------------------
Total consumer loans                           70,739         17.6              71,304          18.6
                                         ------------------------------------------------------------
          Total loans                         401,477        100.0             384,113         100.0
                                                      ============                     =============
Less:
     Loans in process                         (55,159)                         (36,864)
     Deferred fees                               (630)                            (711)
     Allowance for loan losses                 (1,604)                          (1,534)
                                         ------------                     ------------
          Total loans, net               $    344,084                     $    345,004
                                         ============                     ============

--------------------
1. Includes loans held for sale in the amount of $10.9 million and $3.2 million as of June 30, 2001 and September 30, 2000, respectively.

Deposits, after interest credited, increased from $294.8 million at September 30, 2000 to $297.2 million at June 30, 2001, an increase of $2.4 million or 0.8%. Overall cost of funds on deposits during the period increased 44 basis points (100 basis points equals 1%) as the Bank attempted to remain competitive in the market place. Demand deposits increased $833,000 from September 30, 2000 to June 30, 2001, mainly due to an increase in business accounts. Savings accounts increased 16.0% during the same periods due to increasing balances in the Bank's First Prime Savings account, while certificate of deposit balances decreased $11.3 million. The Bank utilized the increase in deposits to fund continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 141,054 shares of common stock and when netted against 71,073 shares issued in connection with the exercise of stock options, increased the number of treasury shares to 2,164,803 at June 30, 2001. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $1.6 million since September 30, 2000, due to a change in net income and a decrease in accumulated comprehensive loss. Book value per share increased from $17.78 at September 30, 2000 to $18.84 at June 30, 2001.

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

Non-accrual loans at June 30, 2001 totaled $2.7 million versus $1.0 million at September 30, 2000. At June 30, 2001, the Bank had five residential construction loans on a non-accrual status. Foreclosure proceedings have been initiated on four of the properties and one property has been sold, with a potential closing date in August. No loss is expected with any of the properties. Four loans secured by 1-4 family residential units are included in the non-accrual loans. One loan was brought current subsequent to June 30, 2001, while two loans are in the process of foreclosure and one is scheduled to be paid in full by August 15, 2001. There is one agricultural and three commercial loans that are accounted for on a non-accrual basis. The agricultural loan was impaired in the quarter ended March 31, 2001. See "Comparison of the Nine Months Ended June 30, 2001 and 2000- Provision for Loan Losses". Liquidation of the loan should be completed during the next quarter. Two of the commercial loans are in foreclosure and no loss is anticipated. The Bank is in the process of preparing a liquidation plan on the remaining commercial loan. The increase in consumer loans that have been placed on non-accrual status is primarily a reflection of the slow down in the general economy. Five loans that are secured by real estate are in the process of foreclosure, five loans were brought current subsequent to June 30, 2001 and the Bank has repossessed the collateral securing five additional loans.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                   June 30,          September 30,
                                                                     2001                2000
                                                                  --------------------------------
                                                                         (in thousands)
      Loans accounted for on a non-accrual basis:
      Mortgage loans:
           Residential construction loans                           $  711              $  323
           Permanent loans secured by 1-4 family units                 184                  55
           Permanent loans secured by non-residential real estate        -                   -
           Other                                                         -                   -
      Non-mortgage loans:
           Commercial and agricultural                               1,043                 452
           Consumer                                                    776                 159
                                                                    --------------------------
      Total non-accrual loans                                        2,714                 989
      Foreclosed real estate                                           126                 321
                                                                    --------------------------
      Total non-performing assets                                   $2,840              $1,310
                                                                    ==========================
      Total non-performing loans to net loans                         0.79%               0.29%
                                                                    ==========================
      Total non-performing loans to total assets                      0.59%               0.21%
                                                                    ==========================
      Total non-performing assets to total assets                     0.62%               0.28%
                                                                    ==========================


           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                                Three Months Ended June 30,
                                         ---------------------------------------------------------------------------
                                             2001                                  2000
                                         ---------------------------------------------------------------------------
                                                                   Interest                              Interest
                                             Average               Yields &        Average               Yields &
                                             Balance    Interest   Rates (1)       Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 344,333   $ 7,499        8.71 %     $ 315,658   $ 7,073        8.96 %
     Mortgage-backed securities                44,310       567        5.12          43,212       598        5.54
     Investment securities (3)                 42,457       416        3.92          55,140       751        5.45
                                         -----------------------               -----------------------
          Total interest-earning assets       431,100     8,482        7.87         414,010     8,422        8.14
                                                      ----------------------                ----------------------
          Other assets                         23,424                                22,541
                                         -------------                         -------------
Total assets                                $ 454,524                             $ 436,551
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 294,320   $ 3,536        4.81 %     $ 251,310   $ 2,945        4.69 %
     Borrowings                               113,610     1,650        5.81         140,847     2,109        5.99
                                         -----------------------               -----------------------
          Total interest-bearing              407,930     5,186        5.09 %       392,157     5,054        5.16 %
                                                      ----------------------                ----------------------
     Other liabilities                          5,691                                 4,386
                                         -------------                         -------------
          Total liabilities                   413,621                               396,543
Stockholders' equity                           40,903                                40,008
                                         -------------                         -------------

Total liabilities and stockholders'
equity                                      $ 454,524                             $ 436,551
                                         =============                         =============

Net interest income                                     $ 3,296                               $ 3,368
Net spread (4)                                                         2.78 %                                2.98 %
Net margin (5)                                                         3.06 %                                3.25 %
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities                                1.06X                                 1.06X

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


Net Income
The Corporation recorded net income of $1.2 million for the three months ended June 30, 2001, as compared to net income of $954,000 for the three month period ended June 30, 2000. This increase in net income was $196,000 or 20.5%.

Total Interest Income
Total interest income increased by $60,000 during the three months ended June 30, 2001. The average yield on loans decreased to 8.71% for the quarter ended June 30, 2001 from 8.96% for the quarter ended June 30, 2000. During the same period, the average yield on mortgage-backed securities decreased 42 basis points. The average balance of investment securities decreased to $42.5 million for the quarter ended June 30, 2001 from $55.1 million for the quarter ended June 30, 2000, as a result of a reduction in the Bank's liquidity and the calling or maturing of debt securities. The average yield decreased from 5.45% for the three months ended June 30, 2000 to 3.92% for the same period in 2001.

Total Interest Expense
Total interest expense increased to $5.2 million for the three months ended June 30, 2001 from $5.1 million for the same period in 2000. The average balance of interest-bearing deposits increased from $251.3 million at June 30, 2000 to $294.3 million at June 30, 2001, mainly due to an increase in certificates of deposit and savings accounts. The average cost of deposits decreased 12 basis points to 4.81% during the three month period ended June 30, 2001, as the rates offered by the Bank decreased during the comparable periods. No assurance can be made that the deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $27.3 million to $113.6 million for the three months ended June 30, 2001 from $140.9 million for the three months ended June 30, 2000. The cost of such borrowings decreased by 18 basis points to 5.81% for the three months ended June 30, 2001 from 5.99% for the same period in 2000. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income decreased from $3.4 million for the three months ended June 30, 2000 to $3.3 million for the same period in 2001. Average interest-earning assets increased $17.1 million from $414.0 million for the three months ended June 30, 2000 to $431.1 million for the three months ended June 30, 2001. The average yield on those interest-earning assets decreased from 8.14% in 2000 to 7.87% in 2001. Average interest-bearing liabilities increased by $15.8 million to $407.9 million for the three months ended June 30, 2001, while the cost of those interest-bearing liabilities decreased from 5.16% in 2000 to 5.09% in 2001.

Provision for Loan Losses
The Corporation's provision for loan losses was $90,000 for the three months ended June 30, 2001, as compared to $54,000 for the same period in 2000.

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

Non-interest Income
Total non-interest income increased $749,000 to $1.9 million during the quarter ended June 30, 2001. Gains on loans sold increased from $246,000 at June 30, 2000 to $769,000 at June 30, 2001, due to an increase in loans sold during the period. Commission income decreased from $294,000 for the quarter ended June 30, 2000 to $283,000 for the quarter ended June 30, 2001, while other service charges and fees increased from $168,000 for the three months ended June 30, 2000 to $309,000 for the three months ended June 30, 2001. Service charges on deposit accounts increased $89,000 to $403,000 for the quarter ended June 30, 2001, from $294,000 for the same quarter in 2000, mainly due to an increase in accounts and fees charged.

Non-interest Expense
Total non-interest expense increased $308,000 or 10.7% over the periods compared. Compensation and benefits increased from $1.6 million to $1.9 million or 18.8%. Data processing expense increased $11,000 to $190,000 for the period ended June 30, 2001, as a result of increased usage of electronic services.

Income Tax Expense
Income tax expense increased by $138,000 to $748,000 for the three month period ended June 30, 2001. This was primarily due to a $334,000 increase in income before tax. The effective tax rate for the quarter ended June 30, 2001 was 39.4% compared to 39.0% for the quarter ended June 30, 2000.

           COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                                  Nine Months Ended June 30,
                                        -------------------------------------------------------------------------------
                                            2001                                    2000
                                        -------------------------------------------------------------------------------
                                                                    Interest                                Interest
                                            Average                 Yields &        Average                 Yields &
                                            Balance     Interest    Rates (1)       Balance     Interest    Rates (1)
                                        -------------------------------------------------------------------------------
Assets:
     Loans receivable (2)                  $ 343,606    $ 23,111       8.97 %      $ 300,020    $ 19,505       8.67 %
     Mortgage-backed securities               42,996       1,754       5.44           43,309       1,943       5.98
     Investment securities (3)                52,134       1,868       4.78           57,092       2,305       5.38
                                        -------------------------               -------------------------
          Total interest-earning assets      438,736      26,733       8.12          400,421      23,753       7.91
                                                     -----------------------                 -----------------------
          Other assets                        23,677                                  22,561
                                        -------------                           -------------
Total assets                               $ 462,413                               $ 422,982
                                        =============                           =============
Liabilities:
     Interest-bearing deposits             $ 297,138    $ 11,489       5.16 %      $ 237,914     $ 7,938       4.45 %
     Borrowings                              119,460       5,369       5.99          139,834       6,128       5.84
                                        -------------------------               -------------------------
          Total interest-bearing             416,598      16,858       5.40 %        377,748      14,066       4.96 %
                                                     -----------------------                 -----------------------
     Other liabilities                         5,260                                   3,709
                                        -------------                           -------------
          Total liabilities                  421,858                                 381,457
Stockholders' equity                          40,555                                  41,525
                                        -------------                           -------------
Total liabilities and stockholders'
  equity                                   $ 462,413                               $ 422,982
                                        =============                           =============

Net interest income                                      $ 9,875                                 $ 9,687
Net spread (4)                                                         2.72 %                                  2.95 %
Net margin (5)                                                         3.00 %                                  3.23 %
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

Net Income
The Corporation recorded net income of $2.6 million for the nine months ended June 30, 2001 and June 30, 2000.

Total Interest Income
Total interest income increased by $3.0 million or 19.0% to $26.7 million for the nine months ended June 30, 2001. The average yield on loans increased to 8.97% for the nine months ended June 30, 2001 from 8.67% for the nine months ended June 30, 2000, while the average yield on mortgage-backed securities decreased 54 basis points. The average balance of investment securities decreased to $52.1 million for the nine months ended June 30, 2001 from $57.1 million for the nine months ended June 30, 2000, as a result of a reduction in the Bank's liquidity and the calling or maturing of debt securities. During the same period, the average yield on investments decreased from 5.38% to 4.78%.

Total Interest Expense
Total interest expense increased to $16.9 million for the nine months ended June 30, 2001 from $14.1 million for the same period in 2000. The average balance of interest-bearing deposits increased from $237.9 million for the nine months ended June 30, 2000 to $297.1 million for the nine months ended June 30, 2001, mainly due to an increase in certificate of deposit accounts. The average cost of deposits increased 71 basis points to 5.16% for the nine months ended June 30, 2001, as rates offered by the Bank increased throughout the period. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $20.3 million to $119.5 million for the nine months ended June 30, 2001, while the cost of such borrowings increased by 15 basis points to 5.99% during the same period. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $9.7 million for the nine months ended June 30, 2000 to $9.9 million for the same period in 2001. Average interest-earning assets increased $38.3 million to $438.7 million for the nine months ended June 30, 2001, while the average yield on those interest-earning assets increased from 7.91% in 2000 to 8.12% in 2001. Average interest-bearing liabilities increased by $38.9 million to $416.6 million for the nine months ended June 30, 2001, while the cost of those interest-bearing liabilities increased from 4.96% in 2000 to 5.40% in 2001.

Provision for Loan Losses
The Corporation's provision for loan losses was $885,000 for the nine months ended June 30, 2001, as compared to $162,000 for the same period in 2000. During the quarter ended March 31, 2001, an agricultural loan in the Bank's loan portfolio experienced deterioration. A large portion of the loan was collateralized by stored corn, which due to the weather conditions during the quarter caused spoilage to the corn. Following discussions with the borrower during the quarter, management determined that the loan was impaired and recognized a $615,000 charge to earnings.

Agricultural lending, like any type of lending, contains inherent risk. The Bank attempts to mitigate and manage that risk; however, circumstances may arise that are unforeseen and uncontrollable. The remainder of the agricultural loan portfolio has been reviewed and management believes that this event is an isolated incident. See also "Comparison of the Three Months Ended June 30, 2001 and 2000- Provision for Loan Losses".

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                 Nine Months
                                                                               Ended June 30,
                                                                   ----------------------------------------
                                                                          2001                2000
                                                                   ----------------------------------------
                                                                               (in thousands)
           Average loans outstanding                                     $     343,606       $     300,020
                                                                   ========================================
           Allowance balance (beginning of period)                        $      1,534        $      1,387
                                                                   ========================================
           Provision (credit):
                Land and commercial real estate                                     25                  45
                Commercial & agricultural business                                 670                 117
                Consumer                                                           190                   -
                                                                   ----------------------------------------
                     Total provision                                               885                 162
           Charge-offs:
                Commercial & agricultural business                                 654                   -
                Consumer                                                           215                  55
                                                                   ----------------------------------------
                     Total charge-offs                                             869                  55
           Recoveries:
                Commercial & agricultural business                                  35                   -
                Consumer                                                            19                  21
                                                                   ----------------------------------------
                     Total recoveries                                               54                  21
                                                                   ----------------------------------------
           Net charge-offs                                                         815                  34
                                                                   ----------------------------------------

           Allowance balance (end of period)                              $      1,604        $      1,515
                                                                   ========================================
           Allowance as percent of total loans                                   0.40%               0.42%
           Net loans charges off as a percent of average loans                   0.24%               0.01%


Non-interest Income
Total non-interest income increased $1.1 million to $4.7 million during the nine months ended June 30, 2001, as compared with the same period in 2000. Gains on loans sold increased from $838,000 for the nine months ended June 30, 2000 to $1.7 million for the nine months ended June 30, 2001, due to an increase in loans sold during the period. Other service charges and fees increased from $605,000 for the nine months ended June 30, 2000 to $675,000 for the nine months ended June 30, 2001. Service charges on deposit accounts increased $241,000 to $1.2 million for the nine month period ended June 30, 2001, from $923,000 for the same period in 2000, mainly due to an increase in accounts and fees charged.

Non-interest Expense
Total non-interest expense increased $652,000 or 7.4% over the periods compared. Compensation and benefits increased $411,000 to $5.6 million or 7.9% from the same period in 2000. Data processing expense increased $51,000 to $561,000 for the period ended June 30, 2001, due to expanded processing expenses associated with the enhanced delivery of electronic services to customers. The use of outsourcing for some services related to personnel changes and additional audit requirements resulted in professional fees increasing from $279,000 during the period of fiscal 2000 to $311,000 during the same period of fiscal 2001.

Income Tax Expense
Income tax expense decreased by $41,000 to $1.6 million for the nine months ended June 30, 2001. This decrease was primarily due to a reduction of $89,000 in income before tax. The effective tax rate for the nine months ended June 30, 2001 was 38.8% compared to 39.0% for the nine months ended June 30, 2001.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending June 30, 2002 is approximately $117.8 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain.

At June 30, 2001, the Bank and HMC had outstanding loan commitments of $4.1 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital at 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 5.9%, 3.9%, 6.6% and 2.5%, respectively.

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

ITEM 1.        LEGAL PROCEEDINGS

               Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at June 30, 2001. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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




Date:  August 6, 2001                      By: /s/ Richard H. Burgart
---------------------                          ----------------------
                                               Richard H. Burgart
                                               Chief Financial Officer