Form 10-Q
period 2001-12-31
FSF FINANCIAL CORP
filed 2002-02-01
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date January 31, 2002.
                                                           ----------------

         Class                                                   Outstanding
         -----                                                   -----------
$.10 par value common stock                                   2,281,814 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I -   CONSOLIDATED FINANCIAL INFORMATION

Item 1.       Financial Statements                                             1
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        7
Item 3.       Quantitative and Qualitative Disclosures About Market Risk      14

PART II -   OTHER INFORMATION

Item 1.       Legal Proceedings                                               15
Item 2.       Changes in Securities                                           15
Item 3.       Defaults Upon Senior Securities                                 15
Item 4.       Submission of Matters to a Vote of Security Holders             15
Item 5.       Other Materially Important Events                               15
Item 6.       Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                    16

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        December 31,    September 30,
                                                                                             2001            2001
                                                                                        -----------------------------
                                                                                           (in thousands)
                                                       ASSETS
                                                       ------
Cash and cash equivalents                                                               $    21,446       $    12,594
Securities available for sale, at fair value:
     Equity securities                                                                       17,953            17,946
     Mortgage-backed and related securities                                                  27,050            27,481
     Debt securities                                                                          3,018             3,055
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $12,452 and $12,490)                                     12,427            12,420
     Mortgage-backed and related securities (fair value of $24,302 and $25,586)              24,300            25,731
Loans held for sale                                                                          23,117            12,082
Loans receivable, net                                                                       367,730           340,484
Foreclosed real estate                                                                          265               126
Accrued interest receivable                                                                   4,462             4,777
Premises and equipment                                                                        6,254             5,439
Goodwill                                                                                      4,680             2,674
Core deposit intangible                                                                         756                 -
Other assets                                                                                  9,115             8,822
                                                                                 ------------------------------------
          Total assets                                                                 $   522,573       $   473,631
                                                                                 ====================================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
Liabilities:
     Demand deposits                                                                   $    67,560       $    40,721
     Savings accounts                                                                       98,882            93,428
     Certificates of deposit                                                               210,920           178,392
                                                                                 ------------------------------------
          Total deposits                                                                   377,362           312,541

     Federal Home Loan Bank borrowings                                                      98,000           113,500
     Advances from borrowers for taxes and insurance                                           267               497
     Other liabilities                                                                       4,520             5,152
                                                                                 ------------------------------------
          Total liabilities                                                                480,149           431,690
                                                                                 ------------------------------------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
        authorized, no shares issued                                                             -                 -
     Common stock, $.10 par value 10,000,000 shares authorized,
        4,501,277 and 4,501,277 shares issued                                                  450               450
     Additional paid in capital                                                             43,197            43,184
     Retained earnings, substantially restricted                                            32,344            31,355
     Treasury stock at cost (2,219,463 and 2,194,803 shares)                               (31,623)          (31,146)
     Unearned ESOP shares at cost (83,027 and 90,863 shares)                                  (830)             (909)
     Unearned MSP stock grants at cost (42,564 and 42,964 shares)                             (453)             (453)
     Accumulated comprehensive loss                                                           (661)             (540)
                                                                                 ------------------------------------
          Total stockholders' equity                                                        42,424            41,941
                                                                                 ------------------------------------
          Total liabilities and stockholders' equity                                   $   522,573       $   473,631
                                                                                 ====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                          For Three Months
                                                                                         Ended December 31,
                                                                                 ------------------------------------
                                                                                         2001              2000
                                                                                 ------------------------------------
                                                                                (In thousands, except per share data)
Interest income:
     Loans receivable                                                                  $     7,859       $     7,856
     Mortgage-backed and related securities                                                    595               621
     Investment securities                                                                     371               739
                                                                                 ------------------------------------
          Total interest income                                                              8,825             9,216
Interest expense:
     Deposits                                                                                3,237             4,008
     Borrowed funds                                                                          1,636             1,905
                                                                                 ------------------------------------
          Total interest expense                                                             4,873             5,913
                                                                                 ------------------------------------
          Net interest income                                                                3,952             3,303
     Provision for loan losses                                                                 150                90
                                                                                 ------------------------------------
          Net interest income after provision for loan losses                                3,802             3,213
Non-interest income:
     Gain on sale of loans, net                                                              1,348               372
     Other service charges and fees                                                            370               166
     Service charges on deposit accounts                                                       452               395
     Commission income                                                                         256               270
     Other                                                                                     104               112
                                                                                 ------------------------------------
          Total non-interest income                                                          2,530             1,315
                                                                                 ------------------------------------
Non-interest expense:
     Compensation and benefits                                                               2,372             1,882
     Occupancy and equipment                                                                   347               366
     Deposit insurance premiums                                                                 15                14
     Data processing                                                                           201               183
     Professional fees                                                                          89                99
     Other                                                                                     779               587
                                                                                 ------------------------------------
          Total non-interest expense                                                         3,803             3,131
                                                                                 ------------------------------------
          Income before provision for income taxes                                           2,529             1,397

Income tax expense                                                                             999               540
                                                                                 ------------------------------------
          Net income                                                                   $     1,530        $      857
                                                                                 ====================================

Basic earnings per share                                                                $     0.70        $     0.38
Diluted earnings per share                                                              $     0.67        $     0.37
Cash dividend declared per common share                                                 $    0.250        $    0.150

Comprehensive income                                                                    $    1,409        $    1,172
                                                                                 ====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months
                                                                                                  Ended
                                                                                               December 31,
                                                                                 ------------------------------------
                                                                                           2001              2000
                                                                                 ------------------------------------
                                                                                               (in thousands)

Cash flows from operating activities:
     Net income                                                                        $     1,530        $      857
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation                                                                              163               151
     Net amortization of discounts and premiums                                                (34)               (8)
     Provision for loan losses                                                                 150                90
     Net market value adjustment on ESOP shares                                                 37                27
     Amortization of ESOP and MSP stock compensation                                           134                88
     Amortization of intangibles                                                                67                29
     Net loan fees deferred and amortized                                                      (48)              (27)
     Loans originated for sale                                                             (71,566)          (22,802)
     Loans sold                                                                             60,531            19,377
     (Increase) decrease in:
          Accrued interest receivable                                                          408              (117)
          Other assets                                                                        (232)             (102)
     Increase (decrease) in other liabilities                                                 (850)              139
                                                                                 ------------------------------------
Net cash used in operating activities                                                       (9,710)           (2,298)
                                                                                 ------------------------------------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net                                 12,786            10,990
     Purchase of loans                                                                     (11,606)           (7,706)
     Principal payments on mortgage-related securities held to maturity                      1,433               114
     Proceeds from maturities of securities available for sale                                 256                 -
     Purchase of ING branch, net of deposits assumed                                        17,589                 -
     Purchases of equipment and property improvements                                         (212)             (129)
                                                                                 ------------------------------------
Net cash provided by investing activities                                              $    20,246       $     3,269
                                                                                 ------------------------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                              Three Months
                                                                                                  Ended
                                                                                               December 31,
                                                                                 ------------------------------------
                                                                                           2001              2000
                                                                                 ------------------------------------
                                                                                              (in thousands)
Cash flows from financing activities:
     Net increase in deposits                                                          $    15,141       $    12,724
     FHLB advances                                                                          10,000            20,000
     Payments on FHLB advances                                                             (25,500)          (26,000)
     Net decrease in mortgage escrow funds                                                    (230)             (271)
     Treasury stock purchased                                                                 (718)             (444)
     Proceeds from exercise of stock options                                                   161               188
     Dividends on common stock                                                                (538)             (330)
                                                                                 ------------------------------------
Net cash provided by (used in) financing activities                                         (1,684)            5,867
                                                                                 ------------------------------------

Net (decrease) increase in cash and cash equivalents                                         8,852             6,838

Cash and cash equivalents
     Beginning of period                                                                    12,594             8,482
                                                                                 ------------------------------------
     End of period                                                                     $    21,446       $    15,320
                                                                                 ====================================
Supplemental disclosures of cash flow information: Cash payments for:
          Interest on advances and other borrowed money                                $     1,634       $     1,902
          Interest on deposits                                                               3,934             4,230
          Income taxes                                                                         890               237

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three months ended December 31, 2001 include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"), with its wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles ("GAAP"). However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2001.

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

                                                           Bank         HMC                              Consolidated
                                                        Stand-alone  Stand-alone     Other  Eliminations     Total
                                                       --------------------------------------------------------------
As of and for the three months ended December 31, 2001                         (in  thousands)
From operations:
     Interest income from external sources                 $  8,658     $   160      $   7    $      -     $  8,825
     Non-interest income from external sources                1,274       1,072        184           -        2,530
     Inter-segment interest income                              118           -         12        (130)           -
     Interest expense                                         4,873         118          -        (118)       4,873
     Provisions for loan losses                                 150           -          -           -          150
     Depreciation and amortization                              188          33          9           -          230
     Other non-interest expense                               2,441       1,410        243        (521)       3,573
     Income tax expense (benefit)                               935          81        (17)          -          999
     Net income (loss)                                     $  1,464     $    98    $   (32)   $      -     $  1,530
                                                       =============================================================
Total Assets                                               $522,340     $18,068    $42,966    $(60,801)    $522,573
                                                       =============================================================

As of and for the three months ended December 31, 2000
From operations:
     Interest income from external sources                 $  9,152    $     37   $     27   $       -     $  9,216
     Non-interest income from external sources                  834         248        233           -        1,315
     Inter-segment interest income                               17           -         34         (51)           -
     Interest expense                                         5,917          17          -         (21)       5,913
     Provisions for loan losses                                  90           -          -           -           90
     Depreciation and amortization                              139          31         11           -          181
     Other non-interest expense                               2,278         596        289        (213)       2,950
     Income tax expense (benefit)                               601        (62)          1           -          540
     Net income (loss)                                     $    978    $   (115)  $     (6)  $       -     $    857
                                                       =============================================================
Total Assets                                               $472,422    $  4,761   $ 41,657   $(44,935)     $473,905
                                                       =============================================================

NOTE 4- EARNINGS PER SHARE
         The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. For the three month period ended December 31, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computations were 2,170,814 and 2,281,767, respectively. For the three month period ended December 31, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,237,370 and 2,328,713, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

NOTE 5 - EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
         The Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the Statement. The Company must adopt Statement 142 effective for the fiscal year beginning October 1, 2002, and may elect early adoption for the fiscal year beginning October 1, 2001.
         Management has decided to adopt Statement 142 for the fiscal year beginning October 1, 2002. Amortization of goodwill for the three month period ended December 31, 2001 and 2000 was $29,000, respectively.

NOTE 6 - BRANCH ACQUISITION
         On November 9, 2001, the Bank acquired the St. Cloud, Minnesota branch facility of ING Bank, fsb. The purchase method transaction involved the assumption of deposits and acquisition of assets as follows (in thousands):

           Deposits assumed (at fair value)                                  $    50,083
                                                                             ============
           Assets acquired:
                Cash                                                         $    17,589
                Loans receivable                                                  28,806
                Premises and equipment                                               765
                Other assets                                                          14
                Core deposit intangible                                              794
                                                                             ------------
                       Sub-total (at fair value)                             $    47,968

                Cost of unidentifiable intangible asset resulting
                  from the excess of fair value of deposit liabilities
                  assumed over the fair value of acquired
                  identifiable asset                                         $     2,115
                                                                             ============

         The unidentifiable intangible assets is recognized under FASB Statement No. 72 Accounting for Certain Acquisitions of Banking or Thrift Institutions. The unidentifiable intangible asset recognized under Statement 72 is excluded from the scope of Statement 142. Statement 72 intangible asset (goodwill) continues to be subject to amortization based upon the estimated remaining maturity of the interest rate sensitive assets acquired (approximately 12 years) and is tax deductible over a 15 year period. The primary reason for the acquisition was to increase the Bank's market potential in the St. Cloud, Minnesota area.

         The results of operations for the current and comparable prior interim periods were effected by less than one cent per share on a pro-forma basis and considered not material for disclosure.

NOTE 7- COMPREHENSIVE INCOME
         Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, is excluded from net income. For the Corporation, the difference between net income and comprehensive income consists of change for the quarter in unrealized gains and losses on securities available for sale, net of tax.


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

General

The Corporation's total assets at December 31, 2001 and September 30, 2001 totaled $522.6 million and $473.6 million. This increase of $49.0 million was a result of an increase in loans held for sale, cash and cash equivalents and loans receivable from the ING Bank branch acquisition (see Note 6 of the Notes to Unaudited Consolidated Financial Statements).

Cash and cash equivalents increased $8.8 million from $12.6 million at September 30, 2001 to $21.4 million at December 31, 2001. The Corporation utilized excess liquidity to fund the purchase of treasury shares and loan originations; however, the increase was mainly a result of an increase in deposits assumed in the ING branch acquisition.

Securities available for sale decreased $461,000 between December 31, 2001 and September 30, 2001, as a result of market value changes and principal payments on mortgage backed and related securities.

Loans held for sale increased $11.0 million to $23.1 million at December 31, 2001 from $12.1 million at September 30, 2001. As of December 31, 2001, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable increased $27.2 million or 8.0% to $367.7 million at December 31, 2001 from $340.5 million at September 30, 2001. Total residential real estate and construction loan originations increased by $65.9 million and when combined with the sale and prepayments of residential mortgages, resulted in an increase in one-to-four family residential mortgages and construction loans of $19.9 million. Agricultural loans decreased by $1.0 million. To supplement originations, the Bank purchased $11.6 million of commercial business loans and consumer loans decreased by $3.3 million. As part of the acquisition of the ING branch, the Bank purchased $2.6 million of consumer loans and $26.2 million in commercial and commercial real estate loans at a premium of $316,000. The commercial loans purchased that meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal and provide the Bank with the opportunity to continue to diversify the composition of and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                      Three Months
                                                   Ended December 31,
                                            -------------------------------
                                                 2001              2000
                                            -------------------------------
                                                     (in thousands)
Loans originated:
     1-4 family residential mortgages        $    60,963       $    14,244
     1-4 family construction loans                40,890            21,703
     Land                                            300               237
     Agriculture                                   8,242             6,202
     Commercial business & real estate             2,589             3,740
     Consumer                                      5,240             6,017
                                            -------------------------------
          Total loans originated                 118,224            52,143
                                            -------------------------------
Loans purchased:
     Commercial business                          11,606             7,706
                                            -------------------------------
Total new loans                              $   129,830       $    59,849
                                            ===============================
Acquired in ING branch acquisition           $    28,806       $         -
                                            ===============================
Total loans sold                             $    60,531       $    19,377
                                            ===============================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                      December 31,                      September 30,
                                                                         2001                               2001
                                                  --------------------------------------------------------------------
                                                               Amount            %               Amount            %
                                                  --------------------------------------------------------------------
                                                                        (dollars in thousands)
Residential real estate:
     One-to-four family (1)                              $     83,396          18.0        $     81,790          19.1
     Residential construction                                 160,316          34.5             142,035          33.2
     Multi-family                                               5,748           1.2               5,922           1.4
                                                  --------------------------------------------------------------------
                                                              249,460          53.7             229,747          53.7

Agricultural loans                                             48,948          10.5              49,935          11.7
Land and commercial real estate                                75,447          16.2              55,220          12.9
Commercial business                                            24,548           5.3              23,908           5.6
                                                  --------------------------------------------------------------------
                                                              148,943          32.0             129,063          30.2

Consumer loans:
     Home equity and second mortgages                          28,260           6.1              29,991           7.0
     Automobile loans                                          13,052           2.8              13,023           3.0
     Other                                                     24,726           5.4              26,292           6.1
                                                  --------------------------------------------------------------------
Total consumer loans                                           66,038          14.3              69,306          16.1
                                                  --------------------------------------------------------------------
          Total loans                                         464,441         100.0             428,116         100.0
                                                                      ==============                    ==============
Less:
     Loans in process                                         (71,120)                          (73,235)
     Deferred fees                                               (726)                             (774)
     Allowance for loan losses                                 (1,748)                           (1,541)
                                                  --------------------              --------------------
          Total loans, net                               $    390,847                      $    352,566
                                                  ====================              ====================

--------------------------------------------------
1. Includes loans held for sale in the amount of $23.1 million and $12.1 million as of December 31, 2001 and September 30, 2001.

Deposits, after interest credited, net of the ING branch acquisition, increased from $312.5 million at September 30, 2001 to $327.3 million at December 31, 2001, an increase of $14.8 million or 4.7%. Overall cost of funds on deposits during the period decreased 63 basis points (100 basis points equals 1%) as the Bank attempted to maintain deposit rates consistent with market place competitors. Demand deposits increased $7.5 million or 18.4% from September 30, 2001, when compared to December 31, 2001. Savings accounts decreased 0.01% during the same period. Certificates of deposit increased $8.3 million. As part of the branch acquisition of ING, the Bank assumed $19.3 million in demand deposits, $6.2 million in savings accounts and $24.2 million in certificates of deposit, at a discount of $416,000. The Bank also recorded $794,000 of core deposit intangibles in this transaction. The Bank utilized the increase in deposits to fund the continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 41,622 shares of common stock, which when netted against 16,962 shares issued in connection with the exercise of stock options, increased the number of treasury shares to 2,219,463 at December 31, 2001. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $483,000 since September 30, 2001 due to net income, less dividends and an increase in accumulated comprehensive loss. Book value per share increased from $19.30 at September 30, 2001 to $19.68 at December 31, 2001.

In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and in the case of a secured loan, the quality of the collateral for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses accounts that are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, each year an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize inherent credit risk.

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

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses that may be realized in the future and that additional provision for losses will not be required.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                       December 31,        September 30,
                                                                          2001                2001
                                                                       --------------------------------
                                                                              (in thousands)
      Loans accounted for on a non-accrual basis:
      Mortgage loans:
           Residential construction loans                              $       839        $      1,043
           Permanent loans secured by one-to-four family units                 325                  78
      Non-mortgage loans:
           Commercial and agricultural                                       1,458               1,195
           Consumer                                                            679                 637
                                                                       --------------------------------
      Total non-accrual loans                                                3,301               2,953
      Foreclosed real estate                                                   265                 126
                                                                       --------------------------------
      Total non-performing assets                                      $     3,566        $      3,079
                                                                       ================================
      Total non-performing loans to net loans                                0.84%               0.84%
                                                                       ================================
      Total non-performing loans to total assets                             0.63%               0.62%
                                                                       ================================
      Total non-performing assets to total assets                            0.68%               0.65%
                                                                       ================================

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                               Three Months Ended December 31,
                                         ----------------------------------------------------------------------------
                                             2001                                  2000
                                         ----------------------------------------------------------------------------
                                                                 Interest                              Interest
                                           Average               Yields &        Average               Yields &
                                           Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ----------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 369,388   $ 7,859       8.51 %      $ 343,899   $ 7,856        9.14 %
     Mortgage-backed securities                52,753       595       4.51           42,313       621        5.87
     Investment securities (3)                 52,103       371       2.85           56,862       739        5.20
                                         -----------------------               -----------------------
          Total interest-earning assets       474,244     8,825       7.44          443,074     9,216        8.32
                                                      ---------------------                 ----------------------
          Other assets                         23,653                                23,792
                                         -------------                         -------------
Total assets                                $ 497,897                             $ 466,866
                                         =============                         =============
Liabilities:
     Interest-bearing deposits              $ 341,133   $ 3,237       3.80 %      $ 296,496   $ 4,008        5.41 %
     Borrowings                               109,391     1,636       5.98          125,174     1,905        6.09
                                         -----------------------               -----------------------
          Total interest-bearing
            liabilities                       450,524     4,873       4.33 %        421,670     5,913        5.61 %
                                                      ---------------------                 ----------------------
     Other liabilities                          5,190                                 5,080
                                         -------------                         -------------
          Total liabilities                   455,714                               426,750
Stockholders' equity                           42,183                                40,116
                                         -------------                         -------------
Total liabilities and stockholders'
  equity                                    $ 497,897                             $ 466,866
                                         =============                         =============

Net interest income                                     $ 3,952                               $ 3,303
Net spread (4)                                                        3.11 %                                 2.71 %
Net margin (5)                                                        3.33 %                                 2.98 %
Ratio of average interest-earning assets
  to average interest-bearing liabilities        1.05X                                 1.05X

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


Net Income
The Corporation recorded net income of $1.5 million for the three months ended December 31, 2001, as compared to net income of $857,000 for the three months ended December 31, 2000. This increase in net income was $673,000 or 78.5%. The increase in net income for the 2002 first quarter was the result of increases in net interest income and non-interest income, offset by increases in non-interest expense. Net interest income increased $649,000 for the first quarter of fiscal 2002, an increase of 19.6% over first quarter 2001. Such an increase in net interest income was the result of a 129 basis point decline in average cost of funds. The mix of the Banks deposits helped to stabilize its cost of funds in this lower interest rate environment. Additionally, non-interest income almost doubled over the levels of one year ago, with gains on sale of loans increasing $976,000. Non-interest income was 66.5% of non-interest expense for the quarter.

Total Interest Income
Total interest income decreased by $391,000 to $8.8 million for the three months ended December 31, 2001. The average yield on loans decreased to 8.51% for the quarter ended December 31, 2001 from 9.14% for the quarter ended December 31, 2000. During the same period, the average yield on mortgage-backed securities decreased 136 basis points. The average balance of investment securities decreased to $52.1 million for the quarter ended December 31, 2001 from $56.9 million for the quarter ended December 31, 2000, as a result of a reduction in the Bank's liquidity. The average yield decreased from 5.20% for the three months ended December 31, 2000 to 2.85% for the same period in 2001.


Total Interest Expense
Total interest expense decreased to $4.9 million for the three months ended December 31, 2001 from $5.9 million for the same period in 2000. The average balance of interest-bearing deposits increased from $296.5 million for the three months ended December 31, 2000 to $341.1 million for the three months ended
December 31, 2001 mainly due to the ING transaction. The average cost of deposits decreased 161 basis points from 5.41% for the three month period ended December 31, 2000 to 3.80% for the same period in 2001, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $15.8 million to $109.4 million for the three months ended December 31, 2001 from $125.2 million for the three months ended December 31, 2000. The cost of such borrowings decreased by 11 basis points to 5.98% for the three months ended December 31, 2001 from 6.09% for the same period in 2000. Borrowings decreased as the Bank utilized repayments of loans and the increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $3.3 million for the three months ended December 31, 2000 to $4.0 million for the same period ended December 31, 2001. Average interest-earning assets increased $31.2 million from $443.1 million for the three months ended December 31, 2000 to $474.2 million for the three months ended December 31, 2001, while the average yield on those interest-earning assets decreased from 8.32% for 2000 to 7.44% for 2001. Average interest-bearing liabilities increased by $28.8 million to $450.5 million for the three months ended December 31, 2001 from $421.7 million for the three months ended December 31, 2000, while the cost of those interest-bearing liabilities decreased from 5.61% in 2000 to 4.33% in 2001.

Provision for Loan Losses
The Corporation's provision for loan losses was $150,000 for the three months ended December 31, 2001, as compared to $90,000 for the same period in 2000. Increases in the Bank's loan portfolio, especially in regard to increases in the residential construction and land and commercial real estate portfolios, precipitated the increases in the provision for loan losses. Management believes, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors, that the current level of provision for loan losses and the resulting level of the allowance for loan losses reflects an adequate reserve against inherent losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                        For the Three Months
                                                                           At December 31,
                                                                   ----------------------------------
                                                                       2001                2000
                                                                   ----------------------------------
                                                                           (in thousands)

           Average loans outstanding                               $     369,388       $     343,899
                                                                   ==================================
           Allowance balance (beginning of period)                 $       1,541       $       1,534
                                                                   ==================================
           ING branch acquisition                                  $         274       $           -
           Provision (credit):
                Residential                                                    -                   -
                Land and commercial real estate                                -                  25
                Commercial & agricultural business                             -                  65
                Consumer                                                     150                   -
                                                                   ----------------------------------
                     Total provision                                         150                  90

           Charge-offs:
                Residential                                                    -                   -
                Commercial and agricultural business                          71                  39
                Consumer                                                     150                  40
                                                                   ----------------------------------
                     Total charge-offs                                       221                  79

           Recoveries:
                Residential                                                    -                   -
                Land and commercial real estate                                -                   -
                Consumer                                                       4                   5
                                                                   ----------------------------------
                     Total recoveries                                          4                   5
                                                                   ----------------------------------
           Net charge-offs                                                   217                  74
                                                                   ----------------------------------
           Allowance balance (end of period)                       $       1,748       $       1,550
                                                                   ==================================
           Allowance as percent of net loans                                0.45%               0.45%
           Net loans charged off as a percent of average                    0.06%               0.02%
           loans

Non-interest Income
Total non-interest income increased $1.2 million during the three-month period ended December 31, 2001 to $2.5 million, as compared with the same period in 2000. Due to the low interest rate environment, loan volume on new home purchases and existing home refinances increased significantly. Since the Bank sells all of its fixed rate loans into the secondary loan market, gains on loans sold increased from $372,000 at December 31, 2000 to $1.3 million at December 31, 2001 and service charges and fees increased from $166,000 to $370,000 for the same periods. Other income decreased $8,000 for the three months ended December 31, 2001. Commission income decreased from $270,000 for the quarter ended December 31, 2000 to $256,000 for the quarter ended December 31, 2001

Non-interest Expense
Total non-interest expense increased $672,000 or 21.5% over the periods compared. Compensation and benefits increased $490,000 to $2.4 million at December 31, 2001, mainly due to the ING branch acquisition and compensation associated with the increase in loan activity mentioned above. Data processing expense increased $18,000 to $201,000 for the period ended December 31, 2001, due to processing expenses associated with the increased delivery of electronic services to customers. Other non-interest expense increased $192,000 to $779,000 at December 31, 2001, due to the amortization of core deposit intangibles associated with the ING branch acquisition and the indirect cost associated with the increase in loan activity mentioned above.

Income Tax Expense
Income taxes increased by $459,000 to $999,000 for the three month period ended December 31, 2001 from $540,000 for the same period in 2000, which was primarily due to an increase of $1.1 million in income before tax. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $91,000.


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

The amount of certificate accounts that are scheduled to mature during the twelve months ending December 31, 2002 is approximately $143.6 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At December 31, 2001, the Bank and HMC had outstanding loan commitments of $2.0 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 5.4%, 2.9%, 6.3% and 2.6%, respectively.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 2001.

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at December 31, 2001. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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


                               FSF FINANCIAL CORP.




Date:  February 1, 2002                              By: /s/ Donald A. Glas
------------------------                                 -----------------------
                                                         Donald A. Glas
                                                         Chief Executive Officer





Date:  February 1, 2002                              By: /s/ Richard H. Burgart
------------------------                                 -----------------------
                                                         Richard H. Burgart
                                                         Chief Financial Officer