Form 10-Q
period 2002-03-31
FSF FINANCIAL CORP
filed 2002-05-03
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 2002.
                                                           --------------

         Class                                             Outstanding
         -----                                             -----------
$.10 par value common stock                              2,284,214 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          At                At
                                                                                       March 31,       September 30,
                                                                                         2002              2001
                                                                                 ------------------------------------
                                                                                  (in thousands, except share data)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                              $    24,198       $    12,594
Securities available for sale, at fair value
     Equity securities                                                                      17,959            17,946
     Mortgage-backed and related securities                                                 29,461            27,481
     Debt securities                                                                         3,018             3,055
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $12,445 and $12,490)                                    12,433            12,420
     Mortgage-backed and related securities (fair value of $22,562 and $25,586)             22,600            25,731
Loans held for sale                                                                         17,447            12,082
Loans receivable, net                                                                      367,332           340,484
Foreclosed real estate                                                                         327               126
Accrued interest receivable                                                                  4,098             4,777
Premises and equipment                                                                       6,172             5,439
Goodwill                                                                                     4,609             2,595
Core deposit intangible                                                                        704                 -
Other assets                                                                                 8,943             8,901
                                                                                       ------------------------------
          Total assets                                                                 $   519,301       $   473,631
                                                                                       ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
     Demand deposits                                                                   $    61,624       $    40,721
     Savings accounts                                                                       92,894            93,428
     Certificates of deposit                                                               218,325           178,392
                                                                                 ------------------------------------
          Total deposits                                                                   372,843           312,541

     Federal Home Loan Bank borrowings                                                      98,000           113,500
     Advances from borrowers for taxes and insurance                                           443               497
     Other liabilities                                                                       4,712             5,152
                                                                                 ------------------------------------
          Total liabilities                                                                475,998           431,690
                                                                                 ------------------------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                                              -                 -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                                                   450               450
     Additional paid in capital                                                             43,211            43,184
     Retained earnings, substantially restricted                                            33,176            31,355
     Treasury stock at cost (2,217,063 and 2,194,803 shares)                               (31,626)          (31,146)
     Unearned ESOP shares at cost (71,824 and 90,863 shares)                                  (718)             (909)
     Unearned MSP stock grants at cost (42,564 and 42,964 shares)                             (453)             (453)
     Accumulated comprehensive loss                                                           (737)             (540)
                                                                                 ------------------------------------
          Total stockholders' equity                                                        43,303            41,941
                                                                                 ------------------------------------
          Total liabilities and stockholders' equity                                   $   519,301       $   473,631
                                                                                 ====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                     Three Months                Six Months
                                                                    Ended March 31,             Ended March 31,
                                                                -------------------------   ------------------------
                                                                   2002         2001           2002        2001
                                                                -------------------------   ------------------------
                                                                       (in thousands, except per share data)
Interest income:
     Loans receivable                                               $ 7,774      $ 7,756        $15,633     $15,612
     Mortgage-backed and related securities                             615          566          1,210       1,187
     Investment securities                                              323          713            694       1,452
                                                                -------------------------   ------------------------
          Total interest income                                       8,712        9,035         17,537      18,251
Interest expense:
     Deposits                                                         2,874        3,945          6,111       7,953
     Borrowed funds                                                   1,363        1,814          2,999       3,719
                                                                -------------------------   ------------------------
          Total interest expense                                      4,237        5,759          9,110      11,672
                                                                -------------------------   ------------------------
          Net interest income                                         4,474        3,276          8,426       6,579
     Provision for loan losses                                          275          705            425         795
                                                                -------------------------   ------------------------
          Net interest income after provision for loan losses         4,199        2,571          8,001       5,784
                                                                -------------------------   ------------------------
Non-interest income:
     Gain on sale of loans, net                                         862          575          2,210         947
     Other service charges and fees                                     292          200            662         366
     Service charges on deposit accounts                                401          366            853         761
     Commission income                                                  272          239            528         509
     Other                                                              105          105            209         217
                                                                -------------------------   ------------------------
          Total non-interest income                                   1,932        1,485          4,462       2,800
                                                                -------------------------   ------------------------
Non-interest expense:
     Compensation and benefits                                        2,254        1,870          4,626       3,752
     Occupancy and equipment                                            375          397            722         763
     Deposit insurance premiums                                          14           14             29          28
     Data processing                                                    223          188            424         371
     Professional fees                                                  108          102            197         201
     Other                                                              884          555          1,663       1,142
                                                                -------------------------   ------------------------
          Total non-interest expense                                  3,858        3,126          7,661       6,257
                                                                -------------------------   ------------------------
          Income before provision for income taxes                    2,273          930          4,802       2,327

Income tax expense                                                      898          353          1,897         893
                                                                -------------------------   ------------------------

          Net income                                                $ 1,375       $  577        $ 2,905     $ 1,434
                                                                =========================   ========================

Basic earnings per share                                            $  0.64      $  0.26        $  1.34     $  0.64
Diluted earnings per share                                          $  0.61      $  0.25        $  1.27     $  0.61
Cash dividend declared per common share                             $  0.25      $  0.15        $  0.50     $  0.30

Comprehensive income                                                $ 1,299       $  837        $ 2,708     $ 2,009
                                                                =========================   ========================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months               Six Months
                                                                          Ended March 31,            Ended March 31,
                                                                      -------------------------  ------------------------
                                                                          2002         2001          2002        2001
                                                                      -------------------------  ------------------------
                                                                                        (in thousands)
Cash flows from operating activities:
     Net income                                                            $  1,375   $    577      $   2,905   $  1,434
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation                                                               176        155            339        306
     Net amortization of discounts and premiums                                 (66)       (10)          (100)       (18)
     Provision for loan losses                                                  275        705            425        795
     Net market value adjustment on ESOP shares                                  39         32             76         59
     Amortization of ESOP and MSP stock compensation                            123        100            257        188
     Amortization of intangibles                                                131         30            198         59
     Net loan fees deferred and amortized                                       (13)       (50)           (61)       (77)
     Loans originated for sale                                              (49,622)   (35,896)      (121,188)   (58,698)
     Loans sold                                                              55,292     29,904        115,823     49,281
     Net gain on sale of assets                                                   -        (33)             -        (33)
     (Increase) decrease in:
          Accrued interest receivable                                           364        482            773        365
          Other assets                                                          186       (172)           (46)      (274)
     Increase (decrease) in other liabilities                                   227         98           (623)       237
                                                                      -------------------------  ------------------------

Net cash provided by (used in) operating activities                           8,487     (4,078)        (1,222)    (6,376)
                                                                      -------------------------  ------------------------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net                   1,933      9,327         14,719     20,317
     Purchase of loans                                                       (1,890)    (5,354)       (13,496)   (13,060)
     Principal payments on mortgage-related securities held to maturity       1,705        120          3,138        234
     Purchase of available for sale securities                               (2,992)         -         (2,992)         -
     Proceeds from maturities of securities available for sale                  442      8,000            698      8,000
     Proceeds from the sale of securities available for sale                      -        450              -        450
     Purchase of ING branch, net of deposits assumed                              -          -         17,589          -
     Investment in foreclosed property                                           (9)        (1)            (9)        (1)
     Proceeds from sale of REO                                                    -        231              -        231
     Purchase of equipment and property improvements                            (94)      (120)          (306)      (249)
                                                                      -------------------------  ------------------------
Net cash provided by (used in) investing activities                        $   (905)  $ 12,653      $  19,341   $ 15,922
                                                                      -------------------------  ------------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                           Three Months               Six Months
                                                                          Ended March 31,          Ended March 31,
                                                                      ------------------------  -----------------------
                                                                          2002        2001         2002        2001
                                                                      ------------------------  -----------------------
                                                                                       (in thousands)
Cash flows from financing activities:
     Net increase (decrease) in deposits                                 $  (4,422)  $ (5,991)     $ 10,719    $ 6,733
     FHLB advances                                                               -      6,000        10,000     26,000
     Payments on FHLB advances                                                   -     (9,000)      (25,500)   (35,000)
     Net increase (decrease) in mortgage escrow funds                          176        265           (54)        (6)
     Treasury stock purchased                                                  (37)      (649)         (755)    (1,093)
     Net proceeds from exercise of stock options                                (2)         4           159        192
     Dividends on common stock                                                (545)      (329)       (1,084)      (659)
                                                                      ------------------------  -----------------------
Net cash (used in) financing activities                                     (4,830)    (9,700)       (6,515)    (3,833)
                                                                      ------------------------  -----------------------

Net increase (decrease) in cash and cash equivalents                         2,752     (1,125)       11,604      5,713

Cash and cash equivalents
     Beginning of period                                                    21,446     15,320        12,594      8,482
                                                                      ------------------------  -----------------------
     End of period                                                         $24,198   $ 14,195      $ 24,198   $ 14,195
                                                                      ========================  =======================

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                      $ 1,362    $ 1,816       $ 2,996    $ 3,718
        Interest on deposits                                               $ 2,591    $ 3,497       $ 6,525    $ 7,727
        Income taxes                                                       $   967    $   953       $ 1,857    $ 1,190


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and six months ended March 31, 2002, include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"), with its wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles ("GAAP"). However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2001.

NOTE 3- BUSINESS SEGMENTS
         The Corporation's wholly owned subsidiary, First Federal fsb and HMC, a wholly owned subsidiary of the Bank, have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131. HMC was deemed to be a segment because it is a separate corporation that operates independently from the Bank. HMC's mortgage banking activity includes an origination function and it also purchases loans from other loan originators. All loans acquired either by origination or by purchase are intended for resale in the secondary loan market. Insurance Planners, Firstate Services and FSF Financial Corp., the holding company, did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category. The segments follow generally accepted accounting principles as described in the summary of significant accounting policies. Each corporation is managed separately with its own president who reports directly to their own respective board of directors.

                                                              Bank          HMC                            Consolidated
                                                          Stand-alone   Stand-alone    Other  Eliminations     Total
                                                       ----------------------------------------------------------------
As of and for the three months ended March 31, 2002
From operations:
     Interest income from external sources                   $  8,554     $   156      $   2      $    -     $  8,712
     Non-interest income from external sources                  1,187         550        195           -        1,932
     Inter-segment interest income                                 68           -          9         (77)           -
     Interest expense                                           4,237          68          -         (68)       4,237
     Provisions for loan losses                                   275           -          -           -          275
     Depreciation and amortization                                262          35          9           -          306
     Other non-interest expense                                 2,594       1,246        259        (547)       3,552
     Income tax expense (benefit)                                 970         (47)       (25)          -          898
                                                       ---------------------------------------------------------------
     Net income                                              $  1,513    $    (93)   $   (45)     $    -     $  1,375
                                                       ===============================================================


                                                              Bank          HMC                            Consolidated
                                                          Stand-alone   Stand-alone    Other  Eliminations     Total
                                                       ----------------------------------------------------------------
As of and for the three months ended March 31, 2001
From operations:
     Interest income from external sources                  $  8,976     $    44      $  15      $    -     $  9,035
     Non-interest income from external sources                   915         347        223           -        1,485
     Inter-segment interest income                                29           -         25         (54)           -
     Interest expense                                          5,763          22          -         (26)       5,759
     Provisions for loan losses                                  705           -          -           -          705
     Depreciation and amortization                               142          31         11           -          184
     Other non-interest expense                                1,815         652        321         154        2,942
     Income tax expense (benefit)                                397         (27)       (17)          -          353
                                                       -------------------------------------------------------------
     Net income                                              $   673    $    (63)   $   (33)     $    -      $   577
                                                       =============================================================


                                                             Bank         HMC                             Consolidated
                                                         Stand-alone  Stand-alone   Other    Eliminations    Total
                                                       ---------------------------------------------------------------
As of and for the six months ended March 31, 2002
From operations:
     Interest income from external sources                $  17,212     $   316    $     9    $      -    $  17,537
     Non-interest income from external sources                2,460       1,622        380           -        4,462
     Inter-segment interest income                              187           -         21        (208)           -
     Interest expense                                         9,110         187          -        (187)       9,110
     Provisions for loan losses                                 425           -          -           -          425
     Depreciation and amortization                              450          69         18           -          537
     Other non-interest expense                               4,992       2,689        511      (1,068)       7,124
     Income tax expense (benefit)                             1,905          34        (42)          -        1,897
                                                       -------------------------------------------------------------
     Net income                                           $   2,977      $    4    $  (76)    $      -    $   2,905
                                                       =============================================================

Total Assets                                              $ 519,117      $9,654    $42,236    $(51,706)   $ 519,301
                                                       =============================================================

                                                             Bank         HMC                            Consolidated
                                                         Stand-alone  Stand-alone   Other    Eliminations   Total
                                                         -------------------------------------------------------------
As of and for the six months ended March 31, 2001
From operations:
     Interest income from external sources                $  18,128    $     81      $  42    $      -    $  18,251
     Non-interest income from external sources                1,749         595        456           -        2,800
     Inter-segment interest income                               47           -         59        (106)           -
     Interest expense                                        11,679          40          -         (47)      11,672
     Provisions for loan losses                                 795           -          -           -          795
     Depreciation and amortization                              281          61         22           -          364
     Other non-interest expense                               4,053       1,278        621         (59)       5,893
     Income tax expense (benefit)                               999         (89)       (17)          -          893
                                                       -------------------------------------------------------------
     Net income                                           $   1,650    $  (177)    $   (39)   $      -    $   1,434
                                                       =============================================================

Total Assets                                              $ 464,748    $  8,433   $ 40,823    $(48,532)   $ 465,472
                                                       =============================================================

NOTE 4- EARNINGS PER SHARE
         The earnings per share amounts are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares outstanding for basic and diluted earnings per share computation for the quarter ended March 31, 2001 were 2,237,627 and 2,335,827, respectively. For the same period in 2002, the number of shares outstanding for basic and diluted earnings per share computation was 2,160,744 and 2,274,057, respectively. For the six month period ended March 31, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation was 2,237,449 and 2,333,191, respectively. For the same period in 2002, the number of shares outstanding for basic and diluted earnings per share was 2,165,779 and 2,278,649, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

NOTE 5- EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
         The Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the Statement. The Company must adopt Statement 142 effective for the fiscal year beginning October 1, 2002. Amortization of goodwill for the three month period ended March 31, 2002 and 2001 was $71,000 and $29,000, respectively. Amortization of goodwill for the six month period ended March 31, 2002 and 2001 was $107,000 and $58,000, respectively.

NOTE 6- BRANCH ACQUISITION
         On November 9, 2001, the Bank acquired the St. Cloud, Minnesota branch facility of ING Bank, fsb. The purchase method transaction involved the assumption of deposits and acquisitions of assets as follows (in thousands):

          Deposits assumed (at fair value)                           $ 50,083
                                                                 =============

          Assets acquired:
               Cash                                                  $ 17,589
               Loans receivable                                        28,806
               Premises and equipment                                     765
               Other assets                                                14
               Core deposit intangible                                    794
                                                                 -------------

                    Sub-total (at fair value)                        $ 47,968
                                                                 -------------

               Cost of unidentifiable intangible asset
                 resulting from the excess of fair value of
                 deposit liabilities assumed over the fair
                 value of acquired identifiable asset                $  2,115
                                                                ==============



         The unidentifiable intangible asset is recognized under FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The unidentifiable intangible asset recognized under Statement 72 is excluded from the scope of Statement 142. Statement 72 intangible asset (goodwill) continues to be subject to amortization based upon the estimated remaining maturity of the interest rate sensitive assets acquired (approximately 12 years) and is tax deductible over a 15 year period. The primary reason for the ING branch acquisition was to increase the Bank's market potential in the St. Cloud, Minnesota area.

         The results of operations for the current and comparable prior interim periods were affected by less than one cent per share on a pro-forma basis and considered not material for disclosure.

NOTE 7- COMPREHENSIVE INCOME
         Comprehensive income consists of net income and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, is excluded from net income. For the Corporation, the difference between net income and comprehensive income consists of the change for the quarter in unrealized gains and losses on securities available for sale, net of tax.

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

General

The Corporation's total assets at March 31, 2002 and September 30, 2001 totaled $519.3 million and $473.7 million. This increase of $45.6 million was mainly the result of an increase in loans held for sale, cash and cash equivalents and loans receivable from the ING Bank branch acquisition (see Note 6 of the Notes to Unaudited Consolidated Financial Statements).

Cash and cash equivalents increased $11.6 million from $12.6 million at September 30, 2001 to $24.2 million at March 31, 2002. This increase was primarily a result of an increase in deposits, which were assumed in the ING branch acquisition. The Corporation utilized this excess liquidity to fund the purchase of treasury shares and loan originations.

Securities available for sale increased $2.0 million between March 31, 2002 and September 30, 2001, as a result of the purchase of a security for $3,000, net of market value changes and principal payments on mortgage-backed and related securities.

Loans held for sale increased $5.3 million to $17.4 million at March 31, 2002 from $12.1 million at September 30, 2001. As of March 31, 2002, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable increased $26.8 million or 7.9% to $367.3 million at March 31, 2002 from $340.5 million at September 30, 2001. Total residential real estate and construction loan originations increased by $105.9 million and when combined with the sale and prepayments of residential mortgages, resulted in an increase in one-to-four family residential mortgages and construction loans of $23.1 million. Agricultural loans increased by $2.2 million and consumer loans decreased by $8.4 million. To supplement originations, the Bank purchased $13.5 million of commercial business loans. As part of the acquisition of the ING branch, the Bank purchased $2.6 million of consumer loans and $26.2 million in commercial and commercial real estate loans at a premium of $316,000. The commercial loans purchased that meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal. These types of commercial loans provide the Bank with the opportunity to continue to diversify the composition of and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                                Three Months                   Six Months
                                                              Ended March 31,               Ended March 31,
                                                        ----------------------------- -----------------------------
                                                            2002           2001            2002          2001
                                                        ----------------------------- -----------------------------
                                                               (in thousands)                (in thousands)
Loans originated:
     1-4 family residential mortgages                       $  27,560      $  24,109       $  82,523     $  38,353
     1-4 family construction loans                             55,851         19,328         102,741        41,031
     Land                                                       2,050          2,846           2,350         3,083
     Agriculture                                               22,345         21,912          30,587        28,114
     Commercial business & real estate                          4,867          2,121           7,457         5,861
     Consumer                                                   4,519          4,804           9,760        10,821
                                                        ----------------------------- -----------------------------
          Total loans originated                              117,192         75,120         235,418       127,263
                                                        ----------------------------- -----------------------------
Loans purchased:
     Commercial business                                        1,890          5,354          13,496        13,060
                                                        ----------------------------- -----------------------------
Total new loans                                             $ 119,082      $  80,474       $ 248,914     $ 140,323
                                                        ============================= =============================
Acquired in ING branch acquisition                          $       -      $       -       $  28,806     $       -
                                                        ============================= =============================
Total loans sold                                            $  55,292      $  29,904       $ 115,823     $  49,281
                                                        ============================= =============================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                       March 31,                       September 30,
                                                         2002                              2001
                                                  --------------------------------------------------------------------
                                                        Amount              %             Amount              %
                                                  --------------------------------------------------------------------
                                                                       (dollars in thousands)
Residential real estate:
     One-to-four family (1)                              $     71,020         15.4%        $     81,790         19.1%
     Residential construction                                 175,890         38.1%             142,035         33.2%
     Multi-family                                               5,814          1.3%               5,922          1.4%
                                                  --------------------------------------------------------------------
                                                              252,724         54.7%             229,747         53.7%

Agricultural loans                                             52,183         11.3%              49,935         11.7%
Land and commercial real estate                                74,060         16.0%              55,220         12.9%
Commercial business                                            21,749          4.7%              23,908          5.6%
                                                  ---------------------------------------------------------------------
                                                              147,992         32.1%             129,063         30.1%
Consumer loans:
     Home equity and second mortgages                          26,972          5.8%              29,991          7.0%
     Automobile loans                                          11,152          2.4%              13,023          3.0%
     Other                                                     22,775          4.9%              26,292          6.1%
                                                  --------------------------------------------------------------------
Total consumer loans                                           60,899         13.2%              69,306         16.2%
                                                  --------------------------------------------------------------------
          Total loans                                         461,615        100.0%             428,116        100.0%
                                                                      ==============                    ==============
Less:
     Loans in process                                         (74,485)                          (73,235)
     Deferred fees                                               (713)                             (774)
     Allowance for loan losses                                 (1,638)                           (1,541)
                                                  --------------------              --------------------
         Total loans, net                                $    384,779                      $    352,566
                                                  ====================              ====================

--------------------------------------------------
1. Includes loans held for sale in the amount of $17.4 million and $12.1 million as of March 31, 2002 and September 31, 2001.

Deposits, after interest credited, excluding the ING branch acquisition, increased from $312.5 million at September 30, 2001 to $322.8 million at March 31, 2002, an increase of $10.3 million or 3.3%. Overall cost of funds on deposits during the period decreased 153 basis points (100 basis points equals 1%) as the Bank attempted to maintain deposit rates consistent with market place competitors. Demand deposits increased $1.6 million or 4.0% from September 30, 2001 to March 31, 2002. Savings account balances decreased 7.2% during the same period, while certificates of deposit increased $8.2 million. As part of the ING branch acquisition, the Bank assumed $19.3 million in demand deposits, $6.2 million in savings accounts and $24.2 million in certificates of deposit, at a discount of $416,000. The Bank also recorded $794,000 of core deposit intangibles in this transaction. The Bank utilized this increase in deposits to fund the continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 52,553 shares of common stock which, when netted against 30,293 shares issued in connection with the exercise of stock options, increased the number of treasury shares to 2,217,063 at March 31, 2002. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $1.4 million since September 30, 2001 due to net income, less dividends and an increase in accumulated comprehensive loss. Book value per share increased from $19.30 at September 30, 2001 to $19.96 at March 31, 2002.

In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and in the case of a secured loan, the quality of the collateral for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such an evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses, accounts that are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, each year an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize inherent credit risk.

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

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets for the periods indicated:

                                                                             March 31,         September 30,
                                                                               2002                2001
                                                                        ----------------------------------------
                                                                                    (in thousands)
      Loans accounted for on a non-accrual basis:
      Mortgage loans:
           Residential construction loans                                      $      1,283        $      1,043
           Permanent loans secured by one-to-four family units                          331                  78
      Non- mortgage loans:
           Commercial and agricultural                                                  499               1,195
           Consumer                                                                     756                 637
                                                                        ----------------------------------------
      Total non-accrual loans                                                         2,869               2,953
      Foreclosed real estate                                                            327                 126
                                                                        ----------------------------------------
      Total non-performing assets                                              $      3,196        $      3,079
                                                                        ========================================
      Total non-performing loans to net loans                                          0.75%               0.84%
                                                                        ========================================
      Total non-performing loans to total assets                                       0.55%               0.62%
                                                                        ========================================
      Total non-performing assets to total assets                                      0.62%               0.65%
                                                                        ========================================

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                                Three Months Ended March 31,
                                         ----------------------------------------------------------------------------
                                             2002                                  2001
                                         ----------------------------------------------------------------------------
                                                                   Interest                               Interest
                                              Average              Yields &         Average               Yields &
                                              Balance   Interest   Rates (1)        Balance    Interest   Rates (1)
                                         ----------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 382,533   $ 7,774       8.13 %      $ 343,140   $ 7,756        9.04 %
     Mortgage-backed securities                50,750       615       4.85           42,365       566        5.34
     Investment securities (3)                 52,378       323       2.47           57,085       713        5.00
                                         -----------------------               -----------------------
          Total interest-earning assets       485,661     8,712       7.18          442,590     9,035        8.17
                                                      ---------------------                 ----------------------
          Other assets                         27,751                                22,816
                                         -------------                         -------------
Total assets                                $ 513,412                             $ 465,406
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 367,471   $ 2,874       3.13 %      $ 300,644   $ 3,945        5.25 %
     Borrowings                                98,000     1,363       5.56          119,533     1,814        6.07
                                         -----------------------               -----------------------
          Total interest-bearing              465,471     4,237       3.64 %        420,177     5,759        5.48 %
                                                      ---------------------                 ----------------------
     Other liabilities                          5,078                                 4,765
                                         -------------                         -------------
          Total liabilities                   470,549                               424,942
Stockholders' equity                           42,863                                40,464
                                         -------------                         -------------
Total liabilities and stockholders'
    equity                                  $ 513,412                             $ 465,406
                                         =============                         =============

Net interest income                                     $ 4,474                               $ 3,276
Net spread (4)                                                        3.54 %                                 2.69 %
Net margin (5)                                                        3.69 %                                 2.96 %
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities                               1.04X                                 1.05X


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


Net Income
The Corporation recorded net income of $1.4 million for the three months ended March 31, 2002, as compared to net income of $577,000 for the three months ended March 31, 2001. This increase in net income was $798,000 or 138.0%. The increase in net income for second quarter 2002 was the result of increases in net interest income and non-interest income, offset by increases in non-interest expense. Net interest income increased $1.2 million in the second quarter of fiscal 2002, an increase of 36.6% over second quarter 2001. Such an increase in net interest income was the result of a 159 basis point decline in average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Additionally, non-interest income increased from the levels of one year ago, mainly due to gains on loan sales increasing $287,000. Non-interest income was 50.1% of non-interest expense for the quarter.

Total Interest Income
Total interest income decreased by $323,000 to $8.7 million for the three months ended March 31, 2002. The average yield on loans decreased to 8.13% for the quarter ended March 31, 2002 from 9.04% for the quarter ended March 31, 2001. During the same period, the average yield on mortgage-backed securities decreased 49 basis points. The average balance of investment securities decreased to $52.4 million for the quarter ended March 31, 2002 from $57.1 million for the quarter ended March 31, 2001, as a result of a reduction in the Bank's liquidity. The average yield decreased from 5.00% for the three months ended March 31, 2001 to 2.47% for the same period in 2002.

Total Interest Expense
Total interest expense decreased to $4.2 million for the three months ended March 31, 2002 from $5.8 million for the same period in 2001. The average balance of interest-bearing deposits increased from $300.6 million for the three months ended March 31, 2001 to $367.5 million for the three months ended March 31, 2002, mainly due to the ING transaction. The average cost of deposits decreased 212 basis points from 5.25% for the three month period ended March 31, 2001 to 3.13% for the same period in 2002, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $21.5 million to $98.0 million for the three months ended March 31, 2002 from $119.5 million for the three months ended March 31, 2001. The cost of such borrowings decreased by 51 basis points to 5.56% for the three months ended March 31, 2002 from 6.07% for the same period in 2001. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $3.3 million for the three months ended March 31, 2001 to $4.5 million for the same period ended March 31, 2002. Average interest-earning assets increased $43.1 million from $442.6 million for the three months ended March 31, 2001 to $485.7 million for the three months ended March 31, 2002, while the average yield on those interest-earning assets decreased from 8.17% for 2001 to 7.18% for 2002. Average interest-bearing liabilities increased by $45.3 million to $465.5 million for the three months ended March 31, 2002 from $420.2 million for the three months ended March 31, 2001, while the cost of those interest-bearing liabilities decreased from 5.48% in 2001 to 3.64% in 2002.

Provision for Loan Losses
The Corporation's provision for loan losses was $275,000 for the three month ended March 31, 2002, as compared to $705,000 for the same period in 2001. During the quarter ended March 31, 2001, an agricultural loan in the Bank's loan portfolio experienced deterioration. A large portion of the loan was collateralized by stored corn, which due to the weather conditions during the quarter, caused spoilage to the corn. Following discussions with the borrower during the quarter, management determined that the loan was impaired and recognized a $615,000 charge to earnings. Increases in the Bank's loan portfolio, especially in regard to increases in the residential construction and land and commercial real estate portfolios, precipitated the increases in the provision for loan losses for the current period. Management believes, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors, that the current level of provision for loan losses and the resulting level of the allowance for loan losses reflects an adequate reserve against inherent losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income
Total non-interest income increased $447,000 during the three month period ended March 31, 2002 to $1.9 million, as compared with the same period in 2001. Due to the low interest rate environment, loan volume on new home purchases and existing home refinances increased significantly. Since the Bank sells all of its fixed rate loans into the secondary loan market, gains on loans sold increased from $575,000 at March 31. 2001 to $862,000 at March 31, 2002 and service charges and fees increased from $200,000 to $292,000 for the same periods. Commission income increased from $239,000 for the quarter ended March 31, 2001 to $272,000 for the quarter ended March 31, 2002.

Non-interest Expense
Total non-interest expense increased $732,000 or 23.4% over the periods compared. Compensation and benefits increased $384,000 to $2.3 million at March 31, 2002, mainly due to the ING branch acquisition and the compensation associated with the increase in loan activity mentioned above. Data processing expense increased $35,000 to $223,000 for the period ended March 31, 2002, due to processing expenses associated with the increased delivery of electronic services to customers. Other non-interest expense increased $329,000 to $884,000 at March 31, 2002, mainly due to the amortization of core deposit intangibles associated with the ING branch acquisition and the indirect cost associated with the increase in loan activity mentioned above.

Income Tax Expense
Income taxes increased by $545,000 to $898,000 for the three month period ended March 31, 2002 from $353,000 for the same period in 2001, which was primary due to an increase of $1.3 million in income before tax. The effective tax rate decreased by 1.5% for the same periods as the result of an increase in tax exempt income of $92,000.


           COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                                  Six Months Ended March 31,
                                         ------------------------------------------------------------------------------
                                             2002                                   2001
                                         ------------------------------------------------------------------------------
                                                                     Interest                                Interest
                                              Average                Yields &         Average                Yields &
                                              Balance   Interest     Rates (1)        Balance    Interest    Rates (1)
                                         ------------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 377,854   $ 15,633        8.27 %     $ 343,524     $15,612       9.09 %
     Mortgage-backed securities                51,762      1,210        4.68          42,339       1,187       5.61
     Investment securities (3)                 52,239        694        2.66          56,972       1,452       5.10
                                         ------------------------                ------------------------
          Total interest-earning assets       481,855     17,537        7.28         442,835      18,251       8.24
                                                      -----------------------                -----------------------
          Other assets                         26,273                                 22,804
                                         -------------                           ------------
Total assets                                $ 508,128                              $ 465,639
                                         =============                           ============

Liabilities:
     Interest-bearing deposits              $ 356,512    $ 6,111        3.43 %     $ 298,547     $ 7,953       5.33 %
     Borrowings                               103,758      2,999        5.78         122,385       3,719       6.08
                                         ------------------------                ------------------------
          Total interest-bearing
             liabilities                      460,270      9,110        3.96 %       420,932      11,672       5.55 %
                                                      -----------------------                -----------------------
     Other liabilities                          5,236                                  4,594
                                         -------------                           ------------
          Total liabilities                   465,506
                                                                                     425,526
Stockholders' equity                           42,622                                 40,113
                                         -------------                           ------------

Total liabilities and stockholders'
   equity                                   $ 508,128                              $ 465,639
                                         =============                           ============

Net interest income                                      $ 8,426                                 $ 6,579
Net spread (4)                                                          3.32 %                                 2.69 %
Net margin (5)                                                          3.42 %                                 2.97 %
Ratio of average interest-earning assets
  to average interest-bearing               1.04X                                   1.05X
liabilities


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

Net Income
The Corporation recorded net income of $2.9 million for the six months ended March 31, 2002, as compared to net income of $1.4 million for the six months ended March 31, 2001. This increase in net income was $1.5 million or 102.6%. The increase in net income for the 2002 second quarter was the result of an increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased $1.8 million during the six months ended March 31, 2002, an increase of 28.1% over the same period in 2001. Such an increase in net interest income was the result of a 159 basis point decline in average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Additionally, non-interest income increased significantly over the levels of one year ago, with gains on the sale of loans increasing $1.3 million. Non-interest income was 58.2% of non-interest expense for the period.

Total Interest Income
Total interest income decreased by $714,000 to $17.5 million for the six months ended March 31, 2002. The average yield on loans decreased to 8.27% for the six months ended March 31, 2002 from 9.09% for the six months ended March 31, 2001. During the same period, the average yield on mortgage-backed securities decreased 93 basis points. The average balance of investment securities decreased to $52.2 million for the six months ended March 31, 2002 from $56.9 million for the six months ended March 31, 2001, as a result of a reduction in the Bank's liquidity. The average yield decreased from 5.10% for the six months ended March 31, 2001 to 2.66% for the same period in 2002.

Total Interest Expense
Total interest expense decreased to $9.1 million for the six months ended March 31, 2002 from $11.7 million for the same period in 2001. The average balance of interest-bearing deposits increased from $298.5 million for the six months ended March 31, 2001 to $356.5 million for the six months ended March 31, 2002, mainly due to the ING transaction. The average cost of deposits decreased 190 basis points from 5.33% for the six month period ended March 31, 2001 to 3.43% for the same period in 2002, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $18.6 million to $103.8 million for the six months ended March 31, 2002 from $122.4 million for the six months ended March 31, 2001. The cost of such borrowings decreased by 30 basis points to 5.78% for the six months ended March 31, 2002 from 6.08% for the same period in 2001. Borrowings decreased as the Bank utilized repayments of loans and the increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $6.6 million for the six months ended March 31, 2001 to $8.4 million for the same period ended March 31, 2002. Average interest-earning assets increased $39.1 million from $442.8 million for the six months ended March 31, 2001 to $481.9 million for the six months ended March 31, 2002, while the average yield on those interest-earning assets decreased from 8.24% for 2001 to 7.28% for 2002. Average interest-bearing liabilities increased by $39.4 million to $460.3 million for the six months ended March 31, 2002 from $420.9 million for the six months ended March 31, 2001, while the cost of those interest-bearing liabilities decreased from 5.55% in 2001 to 3.96% in 2002.

Provision for Loan Losses
The Corporation's provision for loan losses was $425,000 for the six months ended March 31, 2002, as compared to $795,000 for the same period in 2001. See also "Comparison of the Three Months Ended March 31, 2002 and 2001- Provision for Loan Losses."

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                              For the Six Months
                                                                                Ended March 31,
                                                                    ----------------------------------------
                                                                           2002                2001
                                                                    ----------------------------------------
                                                                                (in thousands)

            Average loans outstanding                                     $     377,854       $     343,524
                                                                    ========================================
            Average balance (beginning of period)                         $       1,541       $       1,534
                                                                    ========================================
            ING branch acquisition                                        $         274       $           -
                                                                    ========================================
            Provision (credit):
                 Residential                                                          -                   -
                 Land and commercial real estate                                      -                  25
                 Commercial and agricultural business                               200                 670
                 Consumer                                                           225                 100
                                                                    ----------------------------------------
                      Total provision                                               425                 795

            Charge-offs:
                 Residential                                                          -                   -
                 Commercial and agricultural business                               276                 654
                 Consumer                                                           335                  93
                                                                    ----------------------------------------
                      Total charge-offs                                             611                 747

            Recoveries:
                 Residential                                                          -                   -
                 Land and commercial real estate                                      -                   -
                 Consumer                                                             9                  13
                                                                    ----------------------------------------
                      Total recoveries                                                9                  13
                                                                    ----------------------------------------

            Net charge-offs                                                         602                 734
                                                                    ----------------------------------------

            Allowance balance (end of period)                             $       1,638       $       1,595
                                                                    ========================================
            Allowance as percent of net loans                                     0.43%               0.42%
            Net loans charged off as a percent of average loans                   0.16%               0.21%

Non-interest Income
Total non-interest income increased $1.7 million during the six month period ended March 31, 2002 to $4.5 million, as compared with the same period in 2001. Due to the low interest rate environment, loan volume on new home purchases and existing home refinances increased significantly. Since the Bank sells all of its fixed rate loans into the secondary loan market, gains on loans sold increased from $947,000 at March 31, 2001 to $2.2 million at March 31, 2002 and service charges and fees increased from $366,000 to $662,000 for the same periods. Service charges on deposit accounts increased from $761,000 for the six months ended March 31, 2001 to $853,000 for the six months ended March 31, 2002.

Non-interest Expense
Total non-interest expense increased $1.4 million or 22.4% over the periods compared. Compensation and benefits increased $874,000 to $4.6 million at March 31, 2002, mainly due to the ING branch acquisition and the compensation associated with the increase in loan activity mentioned above. Data processing expense increased $53,000 to $424,000 for the period ended March 31, 2002, due to processing expenses associated with the increased delivery of electronic services to customers. Other non-interest expense increased $521,000 to $1.7 million at March 31, 2002, due mainly to the amortization of core deposit intangibles associated with the ING branch acquisition and the indirect cost associated with the increase in loan activity mentioned above.

Income Tax Expense
Income taxes increased by $1.0 million to $1.9 million for the six month period ended March 31, 2002 from $893,000 for the same period in 2001, which was primarily due to an increase of $2.5 million in income before tax. The effective tax rate decreased by 1.5% for the same periods as a result of an increase in tax exempt income of $183,000.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending March 31, 2002 is approximately $160.7 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At March 31, 2002, the Bank and HMC had outstanding loan commitments of $1.2 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 5.8%, 3.3%, 6.7% and 2.9%, respectively.

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

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at March 31, 2002. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 15, 2002 and the following matters were voted upon.

                  Proposal I- Election of Directors for terms to expire in 2004

                                               FOR           WITHHELD
                                               ---           --------

                  James J. Caturia          2,117,501         18,100
                  Jerome R. Dempsey         2,117,501         18,100
                  Donald A. Glas            2,117,501         18,100

                  Proposal II- To ratify the appointment of Larson Allen Weishair & Co., LLP as independent accountants of the Company for the fiscal year ending September 30, 2002.

                           FOR              AGAINST          ABSTAIN
                           ---              -------          -------

                           2,127,774        3,925             3,902

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


                                         FSF FINANCIAL CORP.




Date:  May 3, 2002                       By: /s/ Donald A. Glas
-------------------                          ------------------
                                             Donald A. Glas
                                             Chief Executive Officer






Date:  May 3, 2002                       By: /s/ Richard H. Burgart
-------------------                          ----------------------
                                             Richard H. Burgart
                                             Chief Financial Officer