Form 10-Q
period 2002-06-30
FSF FINANCIAL CORP
filed 2002-08-05
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date July 31, 2002.
                                                           -------------


Class                                                           Outstanding
-----                                                           -----------
$.10 par value common stock                                   2,299,514 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I -   CONSOLIDATED FINANCIAL INFORMATION

Item 1.       Financial Statements                                             1
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8
Item 3.       Quantitative and Qualitative Disclosures About Market Risk      17

PART II -   OTHER INFORMATION

Item 1.       Legal Proceedings                                               18
Item 2.       Changes in Securities                                           18
Item 3.       Defaults Upon Senior Securities                                 18
Item 4.       Submission of Matters to a Vote of Security Holders             18
Item 5.       Other Materially Important Events                               18
Item 6.       Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                    19

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     At           At
                                                                                  June 30,   September 30,
                                                                                    2002         2001
                                                                                  ----------------------
                                                                            (in thousands, except share data)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                         $  14,870    $  12,594
Securities available for sale, at fair value
     Equity securities                                                               17,959       17,946
     Mortgage-backed and related securities                                          29,252       27,481
     Debt securities                                                                      -        3,055
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $12,664 and $12,490)                             12,440       12,420
     Mortgage-backed and related securities (fair value of $21,879 and $25,586)      21,823       25,731
Loans held for sale                                                                  16,875       12,082
Loans receivable, net                                                               373,988      340,484
Foreclosed real estate                                                                  274          126
Accrued interest receivable                                                           4,169        4,777
Premises and equipment                                                                6,134        5,439
Goodwill                                                                              4,522        2,595
Core deposit intangible                                                                 658            -
Other assets                                                                          9,020        8,901
                                                                                  ----------------------

                                                                                  $ 511,984    $ 473,631
                                                                                  ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
     Demand deposits                                                              $  62,845    $  40,721
     Savings accounts                                                                90,211       93,428
     Certificates of deposit                                                        210,695      178,392
                                                                                  ----------------------
          Total deposits                                                            363,751      312,541

     Federal Home Loan Bank borrowings                                               98,000      113,500
     Advances from borrowers for taxes and insurance                                    279          497
     Other liabilities                                                                5,641        5,152
                                                                                  ----------------------
          Total liabilities
                                                                                    467,671      431,690
                                                                                  ----------------------
Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                                       -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                                            450          450
     Additional paid in capital                                                      43,079       43,184
     Retained earnings, substantially restricted                                     34,052       31,355
     Treasury stock at cost (2,201,763 and 2,194,803 shares)                        (31,660)     (31,146)
     Unearned ESOP shares at cost (63,357 and 90,863 shares)                           (633)        (909)
     Unearned MSP stock grants at cost (42,564 and 42,564 shares)                      (453)        (453)
     Accumulated comprehensive loss                                                    (522)        (540)
                                                                                  ----------------------
          Total stockholders' equity                                                 44,313       41,941
                                                                                  ----------------------

          Total liabilities and stockholders' equity                              $ 511,984    $ 473,631
                                                                                  ======================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                   Three Months       Nine Months
                                                                  Ended June 30,      Ended June 30,
                                                                -----------------   -----------------
                                                                   2002      2001      2002      2001
                                                                -----------------   -----------------
                                                                (in thousands, except per share data)

Interest income:
     Loans receivable                                           $ 7,698   $ 7,499   $23,331   $23,111
     Mortgage-backed and related securities                         641       567     1,851     1,754
     Investment securities                                          338       416     1,032     1,868
                                                                -----------------   -----------------
          Total interest income                                   8,677     8,482    26,214    26,733

Interest expense:
     Deposits                                                     2,710     3,536     8,820    11,489
     Borrowed funds                                               1,379     1,650     4,378     5,369
                                                                -----------------   -----------------
          Total interest expense                                  4,089     5,186    13,198    16,858
                                                                -----------------   -----------------
          Net interest income                                     4,588     3,296    13,016     9,875
     Provision for loan losses                                      203        90       628       885
                                                                -----------------   -----------------
          Net interest income after provision for loan losses     4,385     3,206    12,388     8,990
                                                                -----------------   -----------------
Non-interest income:
     Gain on sale of loans, net                                     887       769     3,097     1,716
     Other service charges and fees                                 344       309     1,006       675
     Service charges on deposit accounts                            444       403     1,297     1,164
     Commission income                                              281       283       809       792
     Other                                                          101       105       310       322
                                                                -----------------   -----------------
          Total non-interest income                               2,057     1,869     6,519     4,669
                                                                -----------------   -----------------

Non-interest expense:
     Compensation and benefits                                    2,363     1,874     6,989     5,626
     Occupancy and equipment                                        374       377     1,096     1,140
     Deposit insurance premiums                                      16        14        45        42
     Data processing                                                241       190       665       561
     Professional fees                                              157       110       354       311
     Other                                                          972       612     2,637     1,755
                                                                -----------------   -----------------
          Total non-interest expense                              4,123     3,177    11,786     9,435
                                                                -----------------   -----------------
          Income before provision for income taxes                2,319     1,898     7,121     4,224

Income tax expense                                                  893       748     2,790     1,640
                                                                -----------------   -----------------
          Net income                                            $ 1,426   $ 1,150   $ 4,331   $ 2,584
                                                                =================   =================


Basic earnings per share                                        $  0.65   $  0.52   $  1.99   $  1.16
Diluted earnings per share                                      $  0.61   $  0.50   $  1.89   $  1.11
Cash dividend declared per common share                         $  0.25   $  0.15   $  0.75   $  0.45

Comprehensive income                                            $ 1,641   $ 1,584   $ 4,349   $ 3,593
                                                                =================   =================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months               Nine Months
                                                                               Ended June 30,            Ended June 30,
                                                                          ----------------------    ----------------------
                                                                               2002         2001         2002         2001
                                                                          ----------------------    ----------------------
                                                                                          (in thousands)
Cash flows from operating activities:
     Net income                                                           $   1,426    $   1,150    $   4,331    $   2,584
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation                                                               186          161          524          467
     Net amortization of discounts and premiums                                 (44)          (3)        (144)         (21)
     Provision for loan losses                                                  203           90          628          885
     Net market value adjustment on ESOP shares                                  45           24          121           83
     Amortization of ESOP and MSP stock compensation
          and stock options                                                     114          112          371          300
     Amortization of intangibles                                                125           27          323           86
     Net loan fees deferred and amortized                                       163           (4)         102          (81)
     Loans originated for sale                                              (37,164)     (37,166)    (158,352)     (95,864)
     Loans sold                                                              37,736       38,897      153,559       88,178
     Net gain on sale of assets                                                   -            -            -          (33)
     (Increase) decrease in:
          Accrued interest receivable                                           (72)        (135)         701          230
          Other assets                                                           51           25            5         (249)
     Increase (decrease) in other liabilities                                   656          797           33        1,034
                                                                          ----------------------    ----------------------
Net cash provided by (used in) operating activities
                                                                              3,425        3,975        2,202       (2,401)
                                                                          ----------------------    ----------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                  (3,216)       9,738       11,503       30,055
     Purchase of loans                                                       (3,790)      (9,193)     (17,286)     (22,253)
     Principal payments on mortgage-related securities held to maturity         780          305        3,919          540
     Purchase of available for sale securities                                    -       (6,388)      (2,992)      (6,388)
     Principal payments and proceeds from maturities of
          securities available for sale                                       3,588        4,000        4,286          450
     Proceeds from the sale of securities available for sale                      -            -            -       12,000
     Proceeds from the maturities of securities held to maturity                  -        6,000            -        6,000
     Purchase of ING branch, net of deposits assumed                              -            -       17,589            -
     Investment in foreclosed property                                            -           (2)          (9)          (3)
     Proceeds from sale of REO                                                    -            -            -          231
     Purchase of equipment and property improvements                           (139)        (160)        (446)        (409)
                                                                          ----------------------    ----------------------
Net cash provided by (used in) investing activities                       $  (2,777)   $   4,300    $  16,564    $  20,223
                                                                          ----------------------    ----------------------

           See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                            Three Months             Nine Months
                                                                           Ended June 30,          Ended June 30,
                                                                        --------------------    --------------------
                                                                            2002        2001        2002        2001
                                                                        --------------------    --------------------
                                                                                        (in thousands)
Cash flows from financing activities:
     Net increase (decrease) in deposits                                $ (9,023)   $ (4,330)   $  1,697    $  2,404
     FHLB advances                                                             -           -      10,000      26,000
     Payments on FHLB advances                                                 -      (5,000)    (25,500)    (40,000)
     Net decrease in mortgage escrow funds                                  (164)       (423)       (218)       (429)
     Treasury stock purchased                                               (679)       (577)     (1,435)     (1,670)
     Net proceeds from exercise of stock options                             440          65         599         257
     Dividends on common stock                                              (550)       (324)     (1,633)       (984)
                                                                        --------------------    --------------------
Net cash (used in) financing activities                                   (9,976)    (10,589)    (16,490)    (14,422)
                                                                        --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                      (9,328)     (2,314)      2,276       3,400

Cash and cash equivalents
     Beginning of period                                                  24,198      14,195      12,594       8,482
                                                                        --------------------    --------------------
     End of period                                                      $ 14,870    $ 11,881    $ 14,870    $ 11,882
                                                                        ====================    ====================

Supplemental disclosures of cash flow information: Cash payments for:
        Interest on advances and other borrowed money                   $  1,382    $  1,650    $  4,378    $  5,368
        Interest on deposits                                            $  2,576    $  3,243    $  9,101    $ 10,970
        Income taxes                                                    $    854    $    515    $  2,711    $  1,705


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and nine months ended June 30, 2002 include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"), with its wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles ("GAAP"). However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2001.

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

                                                           Bank         HMC                              Consolidated
                                                        Stand-alone  Stand-alone     Other   Eliminations    Total
                                                       --------------------------------------------------------------
As of and for the three months ended June 30, 2002
From operations:
     Interest income from external sources                 $  8,617     $    59    $     1   $       -     $  8,677
     Non-interest income from external sources                1,353         515        189           -        2,057
     Inter-segment interest income                               43           -          8         (51)           -
     Interest expense                                         4,089          43          -         (43)       4,089
     Provisions for loan losses                                 203           -          -           -          203
     Depreciation and amortization                              262          39          9           -          310
     Other non-interest expense                               2,751       1,520        288        (744)       3,815
     Income tax expense (benefit)                             1,026        (109)       (24)          -          893
                                                       -------------------------------------------------------------
     Net income                                            $  1,681    $  (183)    $ 1,928   $ (2,000)     $  1,426
                                                       =============================================================

                                                            Bank         HMC                             Consolidated
                                                        Stand-alone  Stand-alone     Other  Eliminations    Total
                                                       --------------------------------------------------------------
As of and for the three months ended June 30, 2001
From operations:
     Interest income from external sources                 $  8,391     $    86      $   5   $       -     $  8,482
     Non-interest income from external sources                1,258         544         67           -        1,869
     Inter-segment interest income                               57           -         33         (90)           -
     Interest expense                                         5,187          65          -         (66)       5,186
     Provisions for loan losses                                  90           -          -           -           90
     Depreciation and amortization                              148          31          9           -          188
     Other non-interest expense                               2,515       1,137        305        (968)       2,989
     Income tax expense (benefit)                               682          75         (9)          -          748
                                                       -------------------------------------------------------------
     Net income                                            $  1,084     $    87    $ 2,979   $  (3,000)    $  1,150
                                                       =============================================================


                                                           Bank         HMC                               Consolidated
                                                        Stand-alone  Stand-alone     Other   Eliminations    Total
                                                       ---------------------------------------------------------------
As of and for the nine months ended June 30, 2002
From operations:
     Interest income from external sources                 $ 25,829     $   375    $    10    $      -     $ 26,214
     Non-interest income from external sources                3,813       2,137        569           -        6,519
     Inter-segment interest income                              230           -         29        (259)           -
     Interest expense                                        13,199         230          -        (230)      13,199
     Provisions for loan losses                                 628           -          -           -          628
     Depreciation and amortization                              713         107         27           -          847
     Other non-interest expense                               7,742       4,210        798      (1,811)      10,939
     Income tax expense (benefit)                             2,931         (75)       (66)          -        2,790
                                                       -------------------------------------------------------------
     Net income                                            $  4,658    $  (179)    $ 1,852   $ (2,000)     $  4,331
                                                       =============================================================

Total Assets                                              $ 510,333    $  8,312   $ 41,647   $(48,308)    $ 511,984
                                                       =============================================================

                                                           Bank         HMC                             Consolidated
                                                        Stand-alone  Stand-alone     Other  Eliminations    Total
                                                       -------------------------------------------------------------
As of and for the nine months ended June 30, 2001
From operations:
     Interest income from external sources                $  26,519    $    167    $    47    $      -    $  26,733
     Non-interest income from external sources                3,007       1,139        523           -        4,669
     Inter-segment interest income                              105           -         92       (197)            -
     Interest expense                                        16,866         105          -       (113)       16,858
     Provisions for loan losses                                 885           -          -           -          885
     Depreciation and amortization                              430          92         31           -          553
     Other non-interest expense                               7,035       1,971        904     (1,028)        8,882
     Income tax expense (benefit)                             1,681        (13)       (27)           -        1,641
                                                       -------------------------------------------------------------
     Net income                                           $   2,734    $   (90)    $ 2,940   $ (3,000)    $   2,584
                                                       =============================================================

Total Assets                                              $ 455,176    $  8,838   $ 41,041   $(47,502)    $ 457,553
                                                       =============================================================

NOTE 4- EARNINGS PER SHARE
         The earnings per share amounts are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares outstanding for basic and diluted earnings per share computation for the quarter ended June 30, 2001 were 2,204,670 and 2,300,601, respectively. For the same period in 2002, the number of shares outstanding for basic and diluted earnings per share computation was 2,182,167 and 2,322,339, respectively. For the nine-month period ended June 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation was 2,228,847 and 2,324,763, respectively. For the same period in 2002, the number of shares outstanding for basic and diluted earnings per share was 2,172,290 and 2,291,896, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

NOTE 5- EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
         The Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the Statement. The Company must adopt Statement 142 effective for the fiscal year beginning October 1, 2002. Amortization of goodwill for the three-month period ended June 30, 2002 and 2001 was $80,000 and $23,000, respectively. Amortization of goodwill for the nine-month period ended June 30, 2002 and 2001 was $187,000 and $68,000, respectively.

NOTE 6- BRANCH ACQUISITION
         On November 9, 2001, the Bank acquired the St. Cloud, Minnesota branch facility of ING Bank, fsb. The purchase method transaction involved the assumption of deposits and acquisitions of assets as follows (in thousands):

              Deposits assumed (at fair value)                          $ 50,083
                                                                        ========
              Assets acquired:
                   Cash                                                 $ 17,589
                   Loans receivable                                       28,806
                   Premises and equipment                                    765
                   Other assets                                               14
                   Core deposit intangible                                   794
                                                                        --------
                        Sub-total (at fair value)                       $ 47,968
                                                                        --------

                Cost of unidentifiable intangible asset resulting
                  from the excess of fair value of deposit
                  liaabilities assumed over the fair value of
                  acquired identifiable asset                           $  2,115
                                                                        ========

         The unidentifiable intangible asset is recognized under FASB Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions. The unidentifiable intangible asset recognized under Statement 72 is excluded from the scope of Statement 142. Statement 72 intangible asset (goodwill) continues to be subject to amortization based upon the estimated remaining maturity of the interest rate sensitive assets acquired (approximately 12 years) and is tax deductible over a 15 year period. The primary reason for the ING branch acquisition was to increase the Bank's market potential in the St. Cloud, Minnesota area.

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

General

The Corporation's total assets at June 30, 2002 and September 30, 2001 totaled $512.0 million and $473.6 million. This increase of $38.4 million was mainly the result of an increase in loans held for sale and loans receivable from the ING Bank branch acquisition (see Note 6 of the Notes to Unaudited Consolidated Financial Statements).

Cash and cash equivalents increased $2.3 million from $12.6 million at September 30, 2001 to $14.9 million at June 30, 2002. The Corporation utilizes this excess liquidity to fund the purchase of treasury shares and loan originations.

Securities available for sale decreased $1.3 million between June 30, 2002 and September 30, 2001, as a result of the purchase of a security for $3.0 million, net of market value changes and principal payments on mortgage-backed and related securities and the call of a $3.0 million debt security.

Loans held for sale increased $4.8 million to $16.9 million at June 30, 2002 from $12.1 million at September 30, 2001. As of June 30, 2002, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable increased $33.5 million or 9.8% to $374.0 million at June 30, 2002 from $340.5 million at September 30, 2001. Total residential real estate and construction loan originations increased by $109.8 million and when combined with the sale and prepayments of residential mortgages, resulted in an increase in one-to-four family residential mortgages and construction loans of $55.2 million. Agricultural loans increased by $6.8 million and consumer loans decreased by $9.6 million. To supplement originations, the Bank purchased $17.3 million of commercial business loans. As part of the acquisition of the ING branch, the Bank purchased $2.6 million of consumer loans and $26.2 million in commercial and commercial real estate loans at a premium of $316,000. The commercial loans purchased that meet the risk profile established by the Bank generally have interest rates that are based on the "Prime" rate as published in The Wall Street Journal. These types of commercial loans provide the Bank with the opportunity to continue to diversify the composition of and shorten the length of maturity of the loan portfolio.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                                Three Months                  Nine Months
                                                               Ended June 30,                Ended June 30,
                                                        ----------------------------- -----------------------------
                                                                 2002           2001            2002          2001
                                                        ----------------------------- -----------------------------
                                                               (in thousands)                (in thousands)
Loans originated:
     1-4 family residential mortgages                       $  22,798      $  30,797       $ 105,321     $  69,150
     1-4 family construction loans                             69,428         57,474         172,169        98,505
     Land                                                       2,500              -           4,850         3,083
     Agriculture                                               16,153          8,790          46,740        36,904
     Commercial business & real estate                          5,346          2,678          12,805         8,539
     Consumer                                                   6,651         11,599          16,411        22,420
                                                        ----------------------------- -----------------------------
          Total loans originated                              122,876        111,338         358,296       238,601
                                                        ----------------------------- -----------------------------
Loans purchased:
     Commercial business                                        3,790          9,193          17,286        22,253
                                                        ----------------------------- -----------------------------
Total new loans                                             $ 126,666      $ 120,531       $ 375,582     $ 260,854
                                                        ============================= =============================
Acquired in ING branch acquisition                          $       -      $       -       $  28,806     $       -
                                                        ============================= =============================
Total loans sold                                            $  37,736      $  38,897       $ 153,559     $  88,178
                                                        ============================= =============================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                             June 30,                       September 30,
                                                               2002                              2001
                                                  -----------------------------------     ----------------------------
                                                               Amount           %                Amount           %
                                                  -----------------------------------     ----------------------------
                                                                        (dollars in thousands)
Residential real estate:
     One-to-four family (1)                              $     63,918          12.9%       $     81,790         19.1%
     Residential construction                                 215,140          43.6%            142,035         33.2%
                                                                5,414           1.1%              5,922          1.4%
                                                  -----------------------------------     ----------------------------
                                                              284,472          57.6%            229,747         53.7%
Agricultural loans                                             56,703          11.5%             49,935         11.7%
Land and commercial real estate                                71,595          14.5%             55,220         12.9%
Commercial business                                            21,206           4.3%             23,908          5.6%
                                                  -----------------------------------     ----------------------------
                                                              149,504          30.3%            129,063         30.1%
Consumer loans:
     Home equity and second mortgages                          27,559           5.6%             29,991          7.0%
     Automobile loans                                          10,004           2.0%             13,023          3.0%
     Other                                                     22,155           4.5%             26,292          6.1%
                                                  -----------------------------------     ----------------------------
Total consumer loans                                           59,718          12.1%             69,306         16.2%
                                                  -----------------------------------     ----------------------------
          Total loans                                         493,694         100.0%            428,116        100.0%
                                                                      ==============                    ==============
Less:
     Loans in process                                        (100,333)                          (73,235)
     Deferred fees                                               (795)                             (774)
     Allowance for loan losses                                 (1,703)                           (1,541)
                                                  --------------------              --------------------
         Total loans, net                                $    390,863                      $    352,566
                                                  ====================              ====================

--------------------------------------------------
1. Includes loans held for sale in the amount of $16.9 million and $12.1 million as of June 30, 2002 and September 31, 2001.

Deposits, after interest credited, excluding the ING branch acquisition, increased from $312.5 million at September 30, 2001 to $313.7 million at June 30, 2002, an increase of $1.2 million. Overall cost of funds on deposits during the period decreased 188 basis points (100 basis points equals 1%) as the Bank attempted to maintain deposit rates consistent with market place competitors. Demand deposits increased $2.8 million or 6.9% from September 30, 2001 to June 30, 2002. Savings account balances decreased 10.0% during the same period, while certificates of deposit increased $8.1 million. As part of the ING branch acquisition, the Bank assumed $19.3 million in demand deposits, $6.2 million in savings accounts and $24.2 million in certificates of deposit, at a discount of $416,000. The Bank also recorded $794,000 of core deposits intangibles in this transaction. The Bank utilized this increase in deposits to fund the continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 82,535 shares of common stock which, when netted against 75,575 shares issued in connection with the exercise of stock options, increased the number of treasury shares to 2,201,763 at June 30, 2002. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $2.37 million since September 30, 2001 due to net income, less dividends and a decrease in accumulated comprehensive loss. Book value per share increased from $19.30 at September 30, 2001 to $20.20 at June 30, 2002.

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

The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses that may be realized in the future and that additional provision for loan losses will not be required.

              The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated:

                                                                            June 30,          September 30,
                                                                              2002                2001
                                                                        -----------------------------------
                                                                               (in thousands)
      Loans accounted for on a non-accrual basis:
      Mortgage loans:
           Residential construction loans                                 $      1,634        $      1,043
           Permanent loans secured by one-to-four family units                     689                  78
      Non- mortgage loans:
           Commercial and agricultural                                             711               1,195
           Consumer                                                                513                 637
                                                                        -----------------------------------
      Total non-accrual loans                                                    3,547               2,953
      Foreclosed real estate                                                       274                 126
                                                                        -----------------------------------
      Total non-performing assets                                         $      3,821        $      3,079
                                                                        ===================================
      Total non-performing loans to net loans                                    0.91%               0.84%
                                                                        ===================================
      Total non-performing loans to total assets                                 0.70%               0.62%
                                                                        ===================================
      Total non-performing assets to total assets                                0.75%               0.65%
                                                                        ===================================

                                       10

The residential construction loans are comprised of 9 loans. The outstanding balance of the loans range from $97,000 to $314,000. The loan-to-value ratios of the loans range between 31% and 80%. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. There are 5 permanent loans secured by one-to-four family residential units that range from $54,000 to $301,000. These 5 loans have loan-to-value ratios between 38% and 82%. Commercial and agricultural loans are comprised of 7 loans. The outstanding value of the loans range from $6,000 to $423,000. The largest loan is insured by the U.S. Government and the Bank is awaiting the insured payment which will liquidate the remaining balance of the loan. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. The consumer loan total is made up of 26 loans that range from $465 to $98,000. The foreclosed real estate total, $274,000, consists of three loans with balances of $15,000, $125,000 and $134,000.


           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                                     Three Months Ended June 30,
                                         ---------------------------------------------------------------------------
                                             2002                                  2001
                                         ---------------------------------------------------------------------------
                                                                 Interest                              Interest
                                           Average               Yields &        Average               Yields &
                                           Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 383,296   $ 7,698       8.03 %      $ 344,333   $ 7,499        8.71 %
     Mortgage-backed securities                51,522       641       4.97           44,310       567        5.12
     Investment securities (3)                 47,261       338       2.86           42,457       416        3.92
                                         -----------------------               -----------------------
          Total interest-earning assets       482,079     8,677       7.20          431,100     8,482        7.87
                                                      ---------------------                 ------------------------
          Other assets                         27,108                                23,424
                                         -------------                         -------------
Total assets                                $ 509,187                             $ 454,524
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 361,621   $ 2,710       3.00 %      $ 294,320   $ 3,536        4.81 %
     Borrowings                                98,000     1,379       5.63          113,610     1,650        5.81
                                         -----------------------               -----------------------
          Total interest-bearing
             liabilities                      459,621     4,089       3.56          407,930     5,186        5.09 %
                                                      ---------------------                 ------------------------
     Other liabilities                          5,759                                 5,691
                                         -------------                         -------------
          Total liabilities                   465,380                               413,621
Stockholders' equity                           43,807                                40,903
                                         -------------                         -------------

Total liabilities and stockholders'
  equity                                    $ 509,187                             $ 454,524
                                         =============                         =============

Net interest income                                     $ 4,588                               $ 3,296
Net spread (4)                                                        3.64 %                                 2.78 %
Net margin (5)                                                        3.81 %                                 3.06 %
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

Net Income
The Corporation recorded net income of $1.4 million for the three months ended June 30, 2002, as compared to net income of $1.2 million for the three months ended June 30, 2001. This increase in net income was $276,000 or 24.0%. The increase in net income for third quarter 2002 was the result of increases in net interest income and non-interest income, offset by increases in non-interest expense. Net interest income increased $1.3 million in the third quarter of fiscal 2002, an increase of 39.3% over third quarter 2001. Such an increase in net interest income was the result of a 153 basis point decline in average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Additionally, non-interest income increased from the levels of one year ago, mainly due to gains on loan sales increasing $118,000. Non-interest income was 50.0% of non-interest expense for the quarter.

Total Interest Income
Total interest income decreased by $195,000 to $8.7 million for the three months ended June 30, 2002. The average yield on loans decreased to 8.03% for the quarter ended June 30, 2002 from 8.71% for the quarter ended June 30, 2001. During the same period, the average yield on mortgage-backed securities decreased 15 basis points, which was somewhat offset by an average balance increase of $7.2 million. The average balance of investment securities increased to $47.3 million for the quarter ended June 30, 2002 from $42.5 million for the quarter ended June 30, 2001, mainly as a result of an increase in the Bank's liquidity. The average yield decreased from 3.92% for the three months ended June 30, 2001 to 2.86% for the same period in 2002.

Total Interest Expense
Total interest expense decreased to $4.1 million for the three months ended June 30, 2002 from $5.2 million for the same period in 2001. The average balance of interest-bearing deposits increased from $294.3 million for the three months ended June 30, 2001 to $361.6 million for the three months ended June 30, 2002, mainly due to the ING transaction. The average cost of deposits decreased 181 basis points from 4.81% for the three month period ended June 30, 2001 to 3.00% for the same period in 2002, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $15.6 million to $98.0 million for the three months ended June 30, 2002 from $113.6 million for the three months ended June 30, 2001. The cost of such borrowings decreased by 18 basis points to 5.63% for the three months ended June 30, 2002 from 5.81% for the same period in 2001. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $3.3 million for the three months ended June 30, 2001 to $4.6 million for the same period ended June 30, 2002. Average interest-earning assets increased $51.0 million from $431.1 million for the three months ended June 30, 2001 to $482.1 million for the three months ended June 30, 2002, while the average yield on those interest-earning assets decreased from 7.87% for 2001 to 7.20% for 2002. Average interest-bearing liabilities increased by $51.7 million to $459.6 million for the three months ended June 30, 2002 from $407.9 million for the three months ended June 30, 2001, while the cost of those interest-bearing liabilities decreased from 5.09% in 2001 to 3.56% in 2002.

Provision for Loan Losses
The Corporation's provision for loan losses was $203,000 for the three months ended June 30, 2002, as compared to $90,000 for the same period in 2001. Increases in the Bank's loan portfolio, especially in regard to increases in the residential construction and land and commercial real estate portfolios, precipitated the increases in the provision for loan losses for the current period. Management believes, based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors, that the current level of provision for loan losses and the resulting level of the allowance for loan losses reflects an adequate reserve against inherent losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income
Total non-interest income increased $188,000 to $2.1 million during the three-month period ended June 30, 2002, as compared to the same period in 2001. Due to the low interest rate environment, loan volume on new home purchases and existing home refinances increased significantly. Since the Bank sells all of its fixed rate loans into the secondary loan market, gains on loans sold increased from $769,000 at June 30, 2001 to $887,000 at June 30, 2002 and service charges and fees increased from $309,000 to $344,000 for the same periods.

Non-interest Expense
Total non-interest expense increased $946,000 or 29.8% over the periods compared. Compensation and benefits increased $489,000 to $2.4 million at June 30, 2002, mainly due to the ING branch acquisition and the compensation associated with the increase in loan activity mentioned above. Data processing expense increased $51,000 to $241,000 for the period ended June 30, 2002, due to processing expenses associated with the increased delivery of electronic services to customers. Other non-interest expense increased $362,000 to $972,000 at June 30, 2002, mainly due to the amortization of core deposit intangibles associated with the ING branch acquisition and the indirect cost associated with the increase in loan activity mentioned above.

Income Tax Expense
Income taxes increased by $145,000 to $893,000 for the three month period ended June 30, 2002 from $748,000 for the same period in 2001, which was primarily due to an increase of $421,000 in income before tax. The effective tax rate decreased by 0.9% for the same periods as a result of an increase in tax exempt income of $91,000.

           COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned or paid and related yields and rates (dollars in thousands):

                                                                  Nine Months Ended June 30,
                                         ------------------------------------------------------------------------------
                                             2002                                    2001
                                         ------------------------------------------------------------------------------
                                                                   Interest                               Interest
                                           Average                 Yields &        Average                Yields &
                                           Balance     Interest   Rates (1)        Balance     Interest   Rates (1)
                                         ------------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 379,668     $23,331       8.19 %      $ 343,606    $23,111        8.97 %
     Mortgage-backed securities                51,682       1,851       4.78           42,996      1,754        5.44
     Investment securities (3)                 50,580       1,032       2.72           52,134      1,868        4.78
                                         -------------------------               ------------------------
          Total interest-earning assets       481,930      26,214       7.25          438,736     26,733        8.12
                                                      -----------------------                 -----------------------
          Other assets
                                               26,571                                  23,677
                                         -------------                           -------------
Total assets                                $ 508,501                               $ 462,413
                                         =============                           =============

Liabilities:
     Interest-bearing deposits              $ 358,215     $ 8,820       3.28 %      $ 297,138    $11,489        5.16 %
     Borrowings                               101,839       4,378       5.73          119,460      5.369        5.99
                                         -------------------------               ------------------------
          Total interest-bearing
            liabilities                       460,054      13,198       3.83          416,598     16,858        5.40 %
                                                      -----------------------                 -----------------------
     Other liabilities                          5,320                                   5,260
                                         -------------                           -------------
          Total liabilities                   465,374                                 421,858
Stockholders' equity                           43,127                                  40,555
                                         -------------                           -------------

Total liabilities and stockholders'
   equity                                   $ 508,501                               $ 462,413
                                         =============                           =============

Net interest income                                       $13,016                                $ 9,875
Net spread (4)                                                          3.42 %                                  2.72 %
Net margin (5)                                                          3.60 %                                  3.00 %
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


Net Income
The Corporation recorded net income of $4.3 million for the nine months ended June 30, 2002, as compared to net income of $2.6 million for the nine months ended June 30, 2001. This increase in net income was $1.7 million or 67.6%. The increase in net income for the 2002 third quarter was the result of an increase in net interest income and non-interest income, offset by an increase in non-interest expense. Net interest income increased $3.1 million during the nine months ended June 30, 2002, an increase of 31.8% over the same period in 2001. Such an increase in net interest income was mainly the result of a 157 basis point decline in average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Additionally, non-interest income increased significantly over the levels of one year ago, with gains on the sale of loans increasing $1.4 million. Non-interest income was 55.3% of non-interest expense for the period.

Total Interest Income
Total interest income decreased by $519,000 to $26.2 million for the nine months ended June 30, 2002. The average yield on loans decreased to 8.19% for the nine months ended June 30, 2002 from 8.97% for the nine months ended June 30, 2001. During the same period, the average yield on mortgage-backed securities decreased 66 basis points, which was somewhat offset by an average balance increase of $9.0 million. The average balance of investment securities decreased to $50.6 million for the nine months ended June 30, 2002 from $52.1 million for the nine months ended June 30, 2001, as a result of a reduction in the Bank's liquidity. The average yield decreased from 4.78% for the nine months ended June 30, 2001 to 2.72% for the same period in 2002.

Total Interest Expense
Total interest expense decreased to $13.2 million for the nine months ended June 30, 2002 from $16.9 million for the same period in 2001. The average balance of interest-bearing deposits increased from $297.1 million for the nine months ended June 30, 2001 to $358.2 million for the nine months ended June 30, 2002, mainly due to the ING transaction. The average cost of deposits decreased 188 basis points from 5.16% for the nine month period ended June 30, 2001 to 3.28% for the same period in 2002, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $17.7 million to $101.8 million for the nine months ended June 30, 2002 from $119.5 million for the nine months ended June 30, 2001. The cost of such borrowings decreased by 26 basis points to 5.73% for the nine months ended June 30, 2002 from 5.99% for the same period in 2001. Borrowings decreased as the Bank utilized repayments of loans and the increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $9.9 million for the nine months ended June 30, 2001 to $13.0 million for the same period ended June 30, 2002. Average interest-earning assets increased $43.2 million from $438.7 million for the nine months ended June 30, 2001 to $481.9 million for the nine months ended June 30, 2002, while the average yield on those interest-earning assets decreased from 8.12% in 2001 to 7.25% in 2002. Average interest-bearing liabilities increased by $43.5 million to $460.1 million for the nine months ended June 30, 2002 from $416.6 million for the nine months ended June 30, 2001, while the cost of those interest-bearing liabilities decreased from 5.40% in 2001 to 3.83% in 2002.

Provision for Loan Losses
The Corporation's provision for loan losses was $628,000 for the nine months ended June 30, 2002, as compared to $885,000 for the same period in 2001. During the quarter ended March 31, 2001, an agricultural loan in the Bank's loan portfolio experienced deterioration. Stored corn collateralized a large portion of the loan, which due to the weather conditions during the quarter, caused spoilage to the corn. Following discussions with the borrower during the quarter, management determined that the loan was impaired and recognized a $615,000 charge to earnings for the 2001 period. See also "Comparison of the Three Months Ended June 30, 2002 and 2001- Provision for Loan Losses".

The increase in the allowance for loan losses is a result of the change in total loans outstanding and to a lesser extent, it is due to the changes in various loan categories.

The following table sets forth information with respect to the Bank's allowance for loan looses at the dates indicated:

                                                                                 For the Nine Months
                                                                                    Ended June 30,
                                                                    ----------------------------------------
                                                                                 2002                2001
                                                                    ----------------------------------------
                                                                                    (in thousands)

            Average loans outstanding                                      $    379,668       $     343,606
                                                                    ========================================
            Allowance balance (beginning of period)                        $      1,541       $       1,534
                                                                    ========================================
            ING branch acquisition                                         $        274       $           -
                                                                    ========================================
            Provision (credit):
                 Residential and construction                                       100                   -
                 Land and commercial real estate                                      -                  25
                 Commercial and agricultural business                               220                 670
                 Consumer                                                           308                 190
                                                                    ----------------------------------------
                      Total provision                                               628                 885

            Charge-offs:
                 Residential and construction                                        87                   -
                 Commercial and agricultural business                               276                 654
                 Consumer                                                           411                 215
                                                                    ----------------------------------------
                      Total charge-offs                                             774                 869

            Recoveries:
                 Residential and construction                                         -                   -
                 Land and commercial real estate                                      -                  35
                 Consumer                                                            34                  19
                                                                    ----------------------------------------
                      Total recoveries                                               34                  54
                                                                    ----------------------------------------
            Net charge-offs                                                         740                 815
                                                                    ----------------------------------------

            Allowance balance (end of period)                              $      1,703        $      1,604
                                                                    ========================================
            Allowance as percent of net loans                                     0.44%               0.40%
            Net loans charged off as a percent of average                         0.19%               0.24%
            loans


Non-interest Income
Total non-interest income increased $1.9 million during the nine-month period ended June 30, 2002 to $6.5 million as compared with the same period in 2001. Due to the low interest rate environment, loan volume on new home purchases and existing home refinances increased significantly. Since the Bank sells all of its fixed rate loans into the secondary loan market, gains on loans sold increased from $1.7 million at June 30, 2001 to $3.1 million at June 30, 2002 and service charges and fees increased from $675,000 to $1.0 million for the same periods. Service charges on deposit accounts increased from $1.2 million for the nine months ended June 30, 2001 to $1.3 million for the nine months ended June 30, 2002.

Non-interest Expense
Total non-interest expense increased $2.4 million or 24.9% over the periods compared. Compensation and benefits increased $1.4 million to $7.0 million at June 30, 2002, mainly due to the ING branch acquisition and the compensation associated with the increase in loan activity mentioned above. Data processing expense increased $104,000 to $665,000 for the period ended June 30, 2002, due to processing expenses associated with the increased delivery of electronic services to customers. Other non-interest expense increased $882,000 to $2.6 million at June 30, 2002, due mainly to the amortization of core deposit intangibles associated with the ING branch acquisition and the indirect cost associated with the increase in loan activity mentioned above.

Income Tax Expense
Income taxes increased by $1.2 million to $2.8 million for the nine month period ended June 30, 2002 from $1.6 million for the same period in 2001, which was primarily due to an increase of $2.9 million in income before tax.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending June 30, 2002 is approximately $165.3 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At June 30, 2002, the Bank and HMC had outstanding loan commitments of $1.2 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 5.8%, 3.3%, 6.5% and 2.8%, respectively.

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

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at June 30, 2002. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

                        3.1    Articles of Incorporation of FSF Financial Corp. *
                        3.2    Bylaws of FSF Financial Corp. *
                        4.0    Stock Certificate of FSF Financial Corp. *
                       10.1    Form of Employment Agreement with Donald A. Glas,
                                 George B. Loban and Richard H. Burgart *
                       10.2    First Federal fsb Management Stock Plan **
                       10.3    FSF Financial Corp. 1996 Stock Option Plan **
                       10.4    FSF Financial Corp. 1998 Stock Compensation Plan ***
                       99.0    Certification


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


                                            FSF FINANCIAL CORP.




Date:  August 5, 2002                       By: /s/ Donald A. Glas
----------------------                          --------------------------------
                                                Donald A. Glas
                                                Chief Executive Officer






Date:  August 5, 2002                       By: /s/ Richard H. Burgart
----------------------                          --------------------------------
                                                Richard H. Burgart
                                                Chief Financial Officer