Form 10-K
period 2002-09-30
FSF FINANCIAL CORP
filed 2002-12-16
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            For Annual and Transition Reports Pursuant to Sections 13
                 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               September 30, 2002
                          --------------------------------------------

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on November 29, 2002, was $ 35,577,969
(1,520,426 shares at $ 23.40 per share).                             -----------
                     -------

        As of November 29, 2002 there were issued and outstanding 2,303,514 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002. (Parts I,II and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2003. (Part III)

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


ITEM 1.     BUSINESS

General

FSF Financial Corp. is a Minnesota corporation organized in May, 1994, and as of October 6, 1994, became the holding company for First Federal fsb ("First Federal" or the "Bank"). Since becoming an operating subsidiary of the Bank, HMC has become an integral part of the residential construction lending function. The terms "First Federal", "Bank", and "HMC" are synonymous when used in conjunction with residential lending and residential construction lending. See "Subsidiary Activity".

First Federal's business consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make a variety of loans. At September 30, 2002, First Federal operated 12 retail-banking offices in Minnesota. On November 9, 2001, First Federal completed its acquisition of the ING Bank branch facility in the St. Cloud area. See "Item 2- Properties".

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

Lending Activities

The following table sets forth the composition of the loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                     At September 30,
                         -----------------------------------------------------------------------------------------------------------
                               2002                  2001                  2000                  1999                  1998
                         -----------------------------------------------------------------------------------------------------------

                             Amount       %        Amount       %        Amount       %        Amount       %        Amount       %
                         -----------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Residential real estate:
   One to four family (1)  $ 71,625     13.9     $ 81,790     19.1     $101,034     26.3     $120,884     38.8     $157,340     52.2
   Residential
     construction           239,155     46.3      142,035     33.2       82,408     21.5       42,937     13.8       21,960      7.3
   Multi-family               6,065      1.2        5,922      1.4        4,737      1.2        5,635      1.8        2,975      1.0
                         -----------------------------------------------------------------------------------------------------------

                            316,845     61.4      229,747     53.7      188,179     49.0      169,456     54.4      182,275     60.4

Agricultural loans           56,129     10.9       49,935     11.7       43,829     11.4       33,384     10.7       22,959      7.6
Land and commercial
  real estate                65,372     12.7       55,220     12.9       50,970     13.3       36,429     11.7       34,399     11.4
Commercial business          20,484      4.0       23,908      5.6       29,831      7.8       29,767      9.6       21,095      7.0
                         -----------------------------------------------------------------------------------------------------------

                            141,985     27.5      129,063     30.1      124,630     32.4       99,580     32.0       78,453     26.0
Consumer:
   Home equity and
     second mortgage         27,543      5.3       29,991      7.0       28,106      7.3       24,312      7.8       23,606      7.8
   Automobile loans           9,172      1.8       13,023      3.0       13,255      3.5        7,428      2.4        9,670      3.2
   Other                     20,757      4.0       26,292      6.1       29,943      7.8       10,898      3.5        7,605      2.5
                         -----------------------------------------------------------------------------------------------------------
Total consumer loans         57,472     11.1       69,306     16.2       71,304     18.6       42,638     13.7       40,881     13.6
                         -----------------------------------------------------------------------------------------------------------
          Total loans       516,302    100.0      428,116    100.0      384,113    100.0      311,674    100.0      301,609    100.0
                                    =========             =========             =========             =========             ========
Less:
   Loans in process        (101,854)              (73,235)              (36,864)              (26,156)              (16,658)
   Deferred fees               (835)                 (774)                 (711)                 (507)                 (641)
   Allowance for
     loan losses             (1,681)               (1,541)               (1,534)               (1,387)               (1,035)
                         -----------         -------------         -------------         -------------         -------------
          Net loans        $411,932              $352,566              $345,004              $283,624              $283,275
                         ===========         =============         =============         =============         =============

(1) Includes loans held for sale in the amount of $29.2 million, $12.1 million, $3.2 million, $5.3 million and $2.7 million as of September 30, 2002, 2001, 2000, 1999 and 1998, respectively.

The following table sets forth the loan originations, loan sales and principal payments for the periods indicated:

                                                                   Years Ended September 30,
                                            ------------------------------------------------------------------------
                                                      2002          2001          2000          1999           1998
                                            ------------------------------------------------------------------------
                                                                        (In Thousands)
Total gross loans receivable at
    end of period                                $ 516,301     $ 428,116     $ 384,113     $ 311,674      $ 301,609
Loans originated:
  Residential real estate:
     One to four family                            142,661        99,017        56,400       130,461         56,768
     Residential construction                      233,716       150,254        94,929        55,700         23,007
     Multi-family                                        -             -             -             -            240
                                            ------------------------------------------------------------------------
       Total residential real estate               376,377       249,271       151,329       186,161         80,015
  Land                                               8,370        14,258         7,189         5,900          4,960
  Commercial business                               18,449        12,912        16,149        13,033          9,801
  Agricultural                                      55,328        42,040        38,204        28,081         27,049
  Consumer                                          22,486        29,471        49,804        27,503         25,740
                                            ------------------------------------------------------------------------
          Total loans originated                   481,010       347,952       262,675       260,678        147,565
Purchase of loans                                   19,298        27,337        32,417        40,883         10,832
Acquired in ING branch acquisition                  28,806             -             -             -              -
Sale of loan participation                               -        (1,600)         (851)       (3,000)             -
Sale of loans                                     (208,371)     (129,245)      (54,364)     (128,925)       (24,953)
Principal repayments                              (270,001)     (235,841)     (166,921)     (169,131)      (112,284)
Other (net)                                         37,443        35,400          (517)        9,560         (2,064)
                                            ------------------------------------------------------------------------
Net loan activity                                $  88,185     $  44,003     $  72,439     $  10,065      $  19,096
                                            ========================================================================

Maturity of Loans
The following table sets forth the maturity of the Bank's loans at September 30, 2002. The table does not include prepayments or scheduled principal repayments. Adjustable rate mortgage loans are shown as maturing based on contractual maturities.

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
                                 -----------------------------------------------------------------------------------
                                                                       (In Thousands)
Amounts Due:
Within 3 months                       $  11,456        $    12,634      $  103,465       $    59,234     $  186,789
3 months to 1 year                       34,721             12,942         135,690            36,753        220,106
                                 -----------------------------------------------------------------------------------
Total due before one year                46,177             25,576         239,155            95,987        406,895
                                 -----------------------------------------------------------------------------------
After 1 year:
   1 to 3 years                           7,624             24,888               -            18,525         51,037
   3 to 5 years                           4,361              9,694               -            13,830         27,885
   5 to 10 years                            882              9,037               -             5,325         15,244
   10 to 20 years                         6,942              2,241               -               418          9,601
   Over 20 years                          5,639                  -               -                 -          5,639
                                 -----------------------------------------------------------------------------------
Total due after one year                 25,448             45,860               -            38,098        109,406
                                 -----------------------------------------------------------------------------------
Total amount due                      $  71,625        $    71,436      $  239,155       $   134,085     $  516,301
                                 ===================================================================================

The following table sets forth, as of September 30, 2002, the dollar amount of all loans due after September 30, 2003, based upon fixed rates of interest, balloon rates or adjustable rates.

                                                                Fixed-        Balloon      Adjustable
                                                                Rates          Rates          Rates          Total
                                                           -------------  ------------- -------------- --------------
                                                                                (In Thousands)
One to four family real estate and construction                $  8,719       $  4,876       $ 11,853       $ 25,448
Land, multi-family and commercial real estate                    37,464          4,355          4,041         45,860
Commercial business, agricultural and consumer                   14,396              -         23,702         38,098
                                                           -------------  ------------- -------------- --------------
     Total                                                     $ 60,579       $  9,231       $ 39,596       $109,406
                                                           =============  ============= ============== ==============

One- to-Four Family Mortgage Loans
The largest portion of mortgage loans are made for the purpose of enabling borrowers to purchase one- to-four family residences secured by first liens on the properties. The Bank originates balloon, adjustable rate mortgage loans ("ARM") and fixed rate mortgage loans secured by one-to-four family residences with terms of up to 30 years. FHA and VA loans are also offered and then sold, servicing released, in the secondary market. Borrower demand for ARM loans versus fixed rate mortgage loans depends on various factors, including, but not limited to, interest rates offered, the expectations of changes in the short and long term levels of interest rates and loan fees charged. The relative amount of fixed rate, balloon and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The majority of fixed rate loans are sold in the secondary market, some with servicing released and some servicing retained.

The Bank originates three, five and seven year balloon mortgage loans, the majority of which are the three-year. These mortgages contain no contractual assurances that the loan will be renewed. At maturity, the loan is generally re-written and re-recorded. If the borrower's loan payment history is satisfactory, a new appraisal is not required. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental effect that rising rates could have on net interest income because the balloon loans do not contain interest rate adjustment caps. At September 30, 2002, balloon mortgages were $11.0 million, or 2.9% of the Bank's loan portfolio.

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

Residential Construction Lending.
The Bank originates residential construction loans to qualified owner-occupants for construction of one- to-four family residential properties in multiple states. Construction loans are also made to builders on a pre-sold, speculative and model home basis. Residential construction loans generally have terms from six to twelve months. Loans for speculative housing construction are made to area builders only after a thorough background check, which includes an analysis of the builder's financial statements, credit reports and reference checks with sub-contractors and suppliers, has been made. The Bank limits the number of speculative and/or model homes made to builders based on a review of the builders' financial statements. Loan proceeds are disbursed, through title companies, in increments as construction progresses and only after a physical inspection of the project has been made. Accrued interest on loan disbursements is paid monthly.

Loans  involving  construction  financing  present a greater  level of risk than
loans  for  the  purchase  of  existing  homes  because   collateral  value  and
construction costs can only be estimated at the time the loan is approved.

The Bank has expanded residential construction lending in recent years and currently does business in 44 states. The following table indicates the percentage of construction loans outstanding by state.


                                                      % OF TOTAL
                   STATE                              OUTSTANDING
                 ------------------------------------------------

                 Minnesota                                 37.7%
                 Wisconsin                                 14.7%
                 Michigan                                   6.5%
                 Colorado                                   5.0%
                 40 Other States                      5% or less


The majority of these loans are referred to the Bank by a network of national home-builders and are made on a construction-permanent basis. The loans are made to the owner-occupant based on sworn construction statements. Prior to disbursements being made, the properties are inspected and lien waivers are obtained by various title insurance companies. These loans generally have yields that are higher than market interest rates. When construction is complete, a final inspection is performed and a modification agreement is executed. The loan is then sold in the secondary market, servicing released.

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

Multi-family residential real estate loans are permanent loans secured by apartment buildings. Of primary concern in multi-family residential real estate lending is the borrower's creditworthiness, feasibility and cash flow potential of the project. Loans secured by income properties generally are larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to, more than residential real estate loans, adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At September 30, 2002, the outstanding balance for the five largest land acquisition and development, commercial real estate and multi-family loans ranged from $2.2 million to $6.3 million with an average committed outstanding balance of $3.9 million. All these loans were current and have performed in accordance with their terms.

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

The Bank generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 2002, the outstanding balance for the five largest commercial business loans ranged from $1.2 million to $6.1 million, with an average committed balance outstanding of $2.6 million. All five loans are current and have performed in accordance with their terms.

Agricultural Lending
The Bank originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to a one-year term or, in the case of livestock, upon sale. Most agricultural operating loans have terms of one year or less. Such loans provide for payments of principal and interest at least annually, or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed rate loans with terms of up to five years.

Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years, adjusting annually thereafter. In addition, such loans generally provide for a ten-year term based on a 20-year amortization schedule. Adjustable rate agricultural real estate loans are generally limited to 80% of the value of the property securing the loan.

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

Weather presents one of the greatest risks as hail, drought, floods or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced with multi-peril crop insurance, which can guarantee set yields to provide certainty of repayment. Unless the circumstances of the borrower merit otherwise, the Bank generally does require its borrowers to procure multi-peril crop or hail insurance. However, recent changes in government support programs generally require that farmers procure multi-peril crop insurance to be eligible to participate in such programs.

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

Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm. At September 30, 2002, the outstanding balance on First Federal's five largest agricultural borrowers ranged from $1.3 million to $2.9 million, with an average committed outstanding balance of $1.9 million. All these loans are in the Bank's market area, are current and have performed in accordance with their terms.

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

Loan Approval Authority and Underwriting
The primary source of mortgage loan applications is referrals from existing or past customers. Applications are also solicited from real estate brokers, contractors, call-ins and walk-ins to the offices. In addition, the Bank solicits construction loan applications from national home-builders.

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

Loans to One Borrower
Under federal law, federally chartered savings banks have, subject to certain exemptions, aggregate lending limits to one borrower equal to 15.0% of the institution's unimpaired capital and surplus. As of September 30, 2002, the outstanding balance on First Federal's five largest lending relationships included a $4.9 million commercial line of credit, a $6.1 million line of credit to an unaffiliated mortgage banking company, $2.9 million in an agricultural loan, a $3.5 million commercial real estate loan and $6.4 million in land development loans to a local developer. This is approximately 4.6% of the total loans. At September 30, 2002, all of these loans were within the loans to one borrower limitations, performing in accordance with their terms, and at market rates of interest.

Loan Servicing
The Bank services substantially all of the loans that it retains in its portfolio. However, HMC does not engage in any loan servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections of mortgaged premises (as required), contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in non-interest bearing accounts at the Bank. At September 30, 2002, the Bank had $260,000 deposited in escrow accounts for its loans serviced for others.

The following table presents information regarding the loans serviced by the Bank for others at the dates indicated:

                                                         September 30,
                                          --------------------------------------
                                               2002           2001          2000
                                          --------------------------------------
                                                          (In Thousands)
Mortgage loan portfolios serviced for:
          FHLMC                            $ 36,024       $ 42,736      $ 45,002
          Other Investors
                                              9,930         10,232         7,126
                                          --------------------------------------
                                           $ 45,954       $ 52,968      $ 52,128
                                          ======================================

The Bank receives fees for servicing mortgage loans, which generally amounts to 0.25% per annum on the declining balance of mortgage loans. Such fees serve to compensate the Bank for the cost of performing the servicing functions. Another source of loan servicing revenues is late fees. For the years ended September 30, 2002, 2001 and 2000, the Bank earned gross fees of $303,000, $276,000 and
$247,000, respectively from loan servicing. The Bank retains a portion of funds received from borrowers on the loans it services for others in payment of its servicing fees received on loans serviced for others.

Non-Performing and Problem Assets

Loan Collections and Delinquent Loans
The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Once a loan delinquency exceeds 60 days, it is classified as special mention and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency. If the borrower is unable to cure the delinquency, the Bank will institute foreclosure actions. If a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may be the buyer if there are no offers to satisfy the debt. Any property acquired as the result of a foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. At September 30, 2002, the Bank had $122,000 of foreclosed real estate, consisting of a one-to-four family residential loan. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less related disposition costs. Any write down of the property is charged to the allowance for losses.

Non-performing Assets
Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer loans are generally charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are generally placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At September 30, 2002, there were no interest accruing loans that were contractually past due 90 days or more.

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (SFAS) No. 15.

                                                                             At September 30,
                                                   -----------------------------------------------------------------
                                                           2002         2001         2000         1999         1998
                                                   -----------------------------------------------------------------
                                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Residential construction loans                      $  3,133     $  1,043      $   323      $     -      $     -
   Permanent loans secured by one to
      four family units                                     482           78           55          205          240
   Non-residential loans                                     74            -            -            -            -
Non-mortgage loans:
   Commercial and agricultural                              647        1,195          452            -            -
   Consumer                                                 537          637          159           22           69
                                                   -----------------------------------------------------------------
Total non-accrual loans                                   4,873        2,953          989          227          309
Foreclosed real estate and real estate
   held for investment                                      122          126          321          323          502
                                                   -----------------------------------------------------------------
Total non-performing assets                            $  4,995     $  3,079     $  1,310      $   550      $   811
                                                   =================================================================
Total non-performing loans to net loans                    1.18%        0.84%        0.29%        0.08%        0.11%
                                                   =================================================================
Total non-performing loans to total assets                 0.92%        0.62%        0.21%        0.05%        0.07%
                                                   =================================================================
Total non-performing assets to total assets                0.94%        0.65%        0.28%        0.13%        0.19%
                                                   =================================================================

There were twenty residential construction loans accounted for on a non-accrual basis. The borrower's in six of the loans lost their jobs subsequent to the start of construction, one loan was brought current subsequent to September 30, 2002, negotiations continue with the title company associated with one loan where the title company failed to identify a life-estate in the property, a flood determination company failed to identify a property that is in a flood plain and they are attempting to rectify the error, four properties are listed for sale and the remainder should be resolved in a satisfactory manner. There were four permanent loans that should be resolved in a satisfactory manner. The non-residential loan is a participation, with another financial institution, on a manufacturing facility which was paid-in-full in November 2002. One of the four commercial loans is a participation with another financial institution that is guaranteed by the US Department of Agricultural. The loan has been liquidated and the remaining balance will be paid as part of the guarantee. The three remaining commercial loans should be resolved in a satisfactory manner. Loans that are in the liquidation process are evaluated for impairment and the balances are written down to fair value, if necessary, in accordance with SFAS 114.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was approximately $264,000 for the year ended September 30, 2002.

Classified Assets
Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, or impaired. As part of the classification process, all loans are divided into two categories, homogenous loans and non-homogenous loans. In general, homogenous loans are one-four family residential loans and consumer loans. All other loans are considered to be non-homogenous. The Bank's Asset Quality Committee reviews all non-homogenous loans that have exhibited weakness. These loans are subjected to the impairment testing requirements of SFAS 114, "Accounting by creditors for impairment of a loan".

Management has established a watch list for loans that do not warrant adverse classification, but nonetheless may possess potential weaknesses deserving management's close attention. Assets classified as special mention are homogenous loans that are not substandard. Assets classified as substandard are characterized by the possibility that the Bank may sustain some loss if the deficiencies are not corrected.

Loans are evaluated for impairment in accordance with SFAS 114, including all loans that are in a troubled debt restructuring involving a modification of terms, are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a charge to earnings and a reduction to the loan balance. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the regulatory agencies as part of their periodic examinations. At September 30, 2002, the Bank had total classified assets of $6.1 million, of which $4.9 million were considered substandard and no assets were classified as doubtful or loss. All of the loans classified sub-standard are accounted for on a non-accrual basis. For additional discussion see- Non-Performing and Problem Assets. Special mention assets totaled $1.2 million at September 30, 2002.

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

The Bank believes it has established its existing allowance for loan losses in accordance with GAAP. However, there can be no assurance that banking regulators, in reviewing the Bank's loan portfolio, will not request First Federal to increase its allowance for loan losses or that a deteriorating real estate market or other unforeseen economic changes may cause an increase in allowance for loan losses. This may negatively affect the Bank's financial condition and earnings.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                               At September 30,
                                                   -----------------------------------------------------------------
                                                           2002         2001         2000         1999         1998
                                                   -----------------------------------------------------------------
                                                                        (Dollars in Thousands)
Average loans outstanding                             $ 383,892    $ 344,470    $ 308,721    $ 274,676    $ 276,730
                                                   =================================================================
Allowance balance (beginning of period)                $  1,541     $  1,534     $  1,387     $  1,035      $   852
                                                   -----------------------------------------------------------------
ING branch acquisition                                  $   274      $     -      $     -      $     -      $     -
                                                   -----------------------------------------------------------------
Provision (credit):
   Residential and construction                             283           85            -            -            -
   Land and Commercial real estate                            -           30           60           20            2
   Commercial/agricultural business                         220          772          156          418          293
   Consumer                                                 308          190            -           18            7
                                                   -----------------------------------------------------------------
       Total provision                                      811        1,077          216          456          302
Charge off:
   Residential and construction                             174            -            -            -           45
   Commercial/agricultural business                         282          756            -            -            -
   Consumer                                                 532          371           98          142           87
                                                   -----------------------------------------------------------------
       Total charge offs                                    988        1,127           98          142          132
Recoveries:
   Residential and construction                               -            -            -            -            -
   Commercial real estate                                     -           35            -            -            -
   Consumer                                                  43           22           29           38           13
                                                   -----------------------------------------------------------------
       Total recoveries                                      43           57           29           38           13
                                                   -----------------------------------------------------------------
Net charge offs                                             945        1,070           69          104          119
                                                   -----------------------------------------------------------------
Allowance balance (at end of period)                   $  1,681     $  1,541     $  1,534     $  1,387     $  1,035
                                                   =================================================================
Allowance as percent of net loans                          0.41%        0.44%        0.44%        0.48%        0.36%
Net loans charged off as a percent of
   average loans                                           0.25%        0.31%        0.02%        0.04%        0.04%

To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, the Bank's experience regarding charge-offs and recoveries and the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2002 is adequate. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the breakdown of the allowance for loan losses by loan category:

                                                                         September 30,
                                   ------------------------------------------------------------------------------------------
                                         2002              2001              2000              1999              1998
                                   ------------------------------------------------------------------------------------------
                                            Percent           Percent           Percent           Percent           Percent
                                            of Loans          of Loans          of Loans          of Loans          of Loans
                                            in Each           in Each           in Each           in Each           in Each
                                            Category          Category          Category          Category          Category
                                            to Total          to Total          to Total          to Total          to Total
                                    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                                   ------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Real Estate:
     One-to-four family             $    37    13.9%  $    49    19.1%  $    59    26.3%  $    73    38.8%   $   94    52.2%
     Residential construction           206    46.3%      117    33.2%       59    21.5%       25    13.8%       11     7.3%
     Multi-family                        44     1.2%       48     1.4%       47     1.2%       56     1.8%       30     1.0%
     Land and commercial real estate    535    12.7%      390    12.9%      473    13.2%      486    11.7%      347    11.4%
Agricultural loans                      319    10.9%      318    11.7%      245    11.4%      200    10.7%      138     7.6%
Commercial business                     205     4.0%      239     5.6%      298     7.8%      297     9.6%      211     7.0%
Consumer loans                          335    11.0%      380    16.1%      353    18.6%      250    13.6%      204    13.5%
                                   ------------------------------------------------------------------------------------------
                                    $ 1,681   100.0%  $ 1,541   100.0%  $ 1,534   100.0%  $ 1,387   100.0%  $ 1,035   100.0%

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

Mortgage-Backed and Related Securities
First Federal invests in residential mortgage-backed securities guaranteed by participation certificate issues by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). The mortgage-backed securities portfolio as of September 30, 2002 consisted of $36.9 million in Real Estate Mortgage Investment Conduits ("REMICs"), $7.5 million in a FNMA certificate and $5.5 million in FHLMC certificates.

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

The REMICs held by the Bank at September 30, 2002 consisted of floating rate tranches. The interest rate of all of the Bank's floating rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market rate environment. The securities are backed by mortgages on one-to-four family residential real estate and have contractual maturities up to 30 years. None of the securities are deemed to be "high risk" according to OTS guidelines. The securities are primarily companion tranches to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash flow. Principal payments that are received in excess of the amount needed for the PACs and TACs are allocated to the companion tranches. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranches. Although the timing of principal payments may be impacted by the amount of prepayments (the higher the level of prepayments, the sooner the principal will be received), all of the principal and interest payments are guaranteed.

Investment Securities
The Bank is required under federal regulation, to maintain a sufficient level of liquid assets that may be invested in specified short-term securities and certain other investments. However, the OTS does not prescribe by regulation to a minimum amount or percentage of liquid assets. Liquidity levels may be increased or decreased, depending upon the yields on investment alternatives and upon management's judgement as to the attractiveness of the yields then available in relationship to other opportunities. Also its expectations of future yield levels, as well as management's projections as to the short-term demand for funds, are used in the Bank's loan originating and other activities. These securities consist mainly of U.S. Government Securities and U.S. Government Agency obligations. The Bank also invests in debt and equity securities.

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

Investment Activities
Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Corporation to categorize securities as held to maturity, available for sale or trading. As of September 30, 2002, the Corporation had securities classified as held to maturity and available for sale in the amounts of $33.1 million and $41.2 million. There were no securities classified as trading. Securities classified as available for sale are reported for financial purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2002, the Corporation's securities available for sale had an amortized cost of $41.4 million and a market value of $41.2 million. Changes in the market value of securities available for sale do not affect the Corporation's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan to one borrower limit.

Investment and Mortgage-Backed Securities Portfolio
The following table sets forth the carrying value of First Federal's investment securities portfolio, short-term investments, FHLB stock and mortgage-backed and related securities at the dates indicated:

                                                           September 30,
                                              ----------------------------------
                                                  2002         2001       2000
                                              -----------  ----------  ---------
                                                         (In Thousands)
Investment securities:
   Debt securities                            $  12,447    $  12,420   $  18,393
   Debt securities available for sale                 -        3,055      12,728
   FHLB Stock                                     5,925        5,925       6,375
   Equity securities available for sale          12,046       12,021      11,871
                                              ----------   ----------  ---------
Total investment securities                      30,418       33,421      49,367
Interest bearing deposits                        11,018        9,767       5,552
Mortgage-backed and related securities:
   Mortgage-backed and related securities        20,679       25,731      26,986
   Mortgage-backed and related securities
       available for sale                        29,196       27,481      15,369
                                              ----------   ----------  ---------
Total mortgage-backed and related securities     49,875       53,212      42,355
                                              ----------   ----------  ---------
Total investments                             $  91,311    $  96,400   $  97,274
                                              ==========   ==========  =========

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at September 30, 2002:

                                                     One to         Five to          More than         Total Investment
                 Adjustable    One Year or Less    Five Years       Ten Years        Ten Years            Securities
              ---------------- ---------------- ---------------- ---------------- ---------------- -----------------------
              Carrying Average Carrying Average Carrying Average Carrying Average Carrying Average Carrying Average Market
               Value    Yield   Value    Yield   Value    Yield   Value    Yield   Value    Yield   Value    Yield   Value
               -----    -----   -----    -----   -----    -----   -----    -----   -----    -----   -----    -----   -----
                                                               (Dollars in Thousands)
U. S.
  Government
  and Federal
Agency
  Obligations
  held to
  maturity      $     -     -%    $5,092  6.44%  $ 4,163  7.11%    $2,000   6.03%  $ 1,192  7.11%  $12,447   6.55% $13,150
Equity
  Securities
  available
  for sale       12,046  3.09          -     -               -          -      -         -     -   $12,046   3.09   12,046
FHLB Stock          N/A   N/A        N/A   N/A       N/A   N/A        N/A    N/A       N/A   N/A   $ 5,925   3.00    5,925
Mortgage-
  backed
  and
  related
  securities
  held to
  maturity       20,154  3.86          -     -         6  7.60          9  15.68       510  7.04   $20,679   3.94   20,724
Mortgage-
  backed
  and
  related
  securities
  available
  for sale       16,759  4.07          -     -         -     -          -      -    12,437  5.25   $29,196   4.83   29,196
Interest-
  bearing
  deposits       11,018  1.00          -     -         -     -          -      -         -     -   $11,018   1.00   11,018
                -------           ------         -------           ------         --------         -------         -------
    Total       $59,977  3.17%    $5,092  6.44%  $ 4,169  7.12%    $2,009   6.04%  $14,139  5.91%  $91,311   4.05% $92,059
                =======           ======         =======           ======         ========         =======         =======

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

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002:

            Maturity Period                     Certificates of Deposit
                                                -------------------------
                                                     (In Thousands)
            Within three months                       $   13,266
            Three through six months                      10,258
            Six through twelve months                     33,496
            Over twelve months                             5,580
                                                      -----------
                                                      $   62,600
                                                      ===========

Borrowings
Savings deposits are the primary source of funds for First Federal's lending and investment activities and also for its general business purposes. The Bank, if the need arises, may rely upon advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Des Moines are typically secured by First Federal's stock in the FHLB and a portion of First Federal's residential mortgage loans and other assets (principally securities which are obligations of or guaranteed by the U.S. Government).

Advances have been utilized when adequate spreads can be obtained and the risk (credit risk, interest rate risk and market risk) in the transaction has been maintained. Advances have been used to purchase mortgage-backed and related securities and to purchase single family residential mortgages originated by other financial institutions within the State of Minnesota.

The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated:

                                             As of and for the Years Ended
                                                    September 30,
                                    --------------------------------------------
                                         2002           2001           2000
                                    --------------------------------------------
                                             (Dollars in Thousands)

      Maximum balance                $  113,500    $  127,500      $  140,967
      Average balance                   100,871       117,957         138,213
      Balance at end of period           98,000       113,500         127,500
      Weighted average rate:
           at end of period                5.56%         5.87%           5.89%
           during the period               5.72%         5.99%           5.89%


It is First Federal's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

Subsidiary Activity

As of September 30, 2002, the Corporation had two directly owned subsidiaries: the Bank and the Agency.

The Bank is permitted to invest up to 2% of its assets in the capital stock of subsidiary corporations in the form of secured or unsecured loans. An additional investment of 1% of assets is permitted when such investments are utilized primarily for community development purposes. As of September 30, 2002, the Bank was authorized to invest up to approximately $10.6 million in the stock of service corporations (based upon the 2% limitation). The Bank has two wholly owned subsidiaries, Firstate Services, Inc. ("FSI") and Homeowners Mortgage Corporation ("HMC"). On November 17, 1998, the Corporation acquired, in a transaction that was a combination of stock and cash, all of the outstanding shares of Homeowners Mortgage Corporation ("HMC"). As of June 1, 2000, HMC became an operating subsidiary of the Bank following regulatory approval. The transfer of HMC was recorded as a non-cash capital contribution from the Corporation to the Bank. FSI was incorporated in the State of Minnesota in August 1983 and is engaged in the sale, on an agency basis, of mutual funds, annuities and life, credit life and disability insurance products. HMC was incorporated in the State of Minnesota in 1988 and originates residential mortgage loans from two locations in Minnesota. As of September 30, 2002, the net book value of First Federal's investment in stock, unsecured loans and conforming loans in FSI was $100,000 and HMC was $2.5 million.

Insurance Planners (the "Agency") was incorporated in the State of Minnesota in August 1983 and is engaged in the sale, on an agency basis, of property and casualty insurance products. As of September 30, 2002, the net book value of the Corporation's investment in stock, unsecured loans and conforming loans in its subsidiary was $749,000.

Personnel

As of September 30, 2002, the Bank had 174 full time employees and 49 part time employees representing a total of 196.6 full time equivalents. The employees are not represented by a collective bargaining agreement and the Bank believes its relationship with their employees is satisfactory.

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

The Bank is required to pay insurance premiums, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2002 at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

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

Qualified Thrift Lender Test
Federal savings institutions must meet one or two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (1) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (2) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At September 30, 2002, the Bank was in compliance with its QTL requirement.

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

Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

ITEM 2.     PROPERTIES

The Bank operates from its main office located at 201 Main Street South, Hutchinson, Minnesota. The Bank owns this 20,000 square foot office facility which it built in 1985/86. The total investment in property and equipment at 201 Main Street South had a net book value of $1.6 million at September 30, 2002.

Additional offices, either owned or leased by the Bank, are set forth below with information regarding net book value of the premises and equipment at such facilities at September 30, 2002.

                                                         Year
                                                      Acquired or             Net Book
                                                      Date Lease              Value at                Square
Location                                               Expires           September 30, 2002          Footage
-------------------------------------------      -------------------------------------------------------------------
                                                                       (Dollars in thousands)
14994 Glazier Avenue
Apple Valley, MN  55124                                  1989                   $248                  3,000

305 10th Avenue S
Buffalo, MN  55313                                       1999                   985                   5,620

1002 Greeley Avenue
Glencoe, MN  55336                                       2000                   414                   1,980

1320 South Frontage Road
Hastings, MN  55033                                      1984                   945                  15,000

905 Highway 15 South,
Frontage Road
Hutchinson, MN  55350                                    1980                   176                   1,400

6505 Cahill Avenue
Inver Grove Heights, MN  55075                           1979                   227                   3,000

501 North Sibley Avenue
Litchfield, MN  55355                                    1978                   141                   2,400

200 East Frontage Road,
Highway 5
Waconia, MN  55387                                       1985                   275                   2,400

122 East Second Street
Winthrop, MN  55396                                      2002 (1)                18                     950

113 Waite Avenue South
Waite Park, MN  56387                                    2003 (2)                51                     700

135 3rd Avenue SW
Hutchinson, MN  55350                                    2002 (3)                6                    1,200

1001 Labore Industrial Court Suite E
Vadnais Heights, MN  55110                               2003 (4)               160                   7,748

1113 West Saint Germain Street
Saint Cloud, MN  56302                                   2001 (5)               780                   8,360


1. Lease expires in July 2003 with option to renew for one-year terms. The Bank expects to renew the lease.
2. Lease expires in September 2003 with an option to renew for an additional five-year term.
3. Lease expires in October 2003 with an option to renew for one-year terms. The Company expects to renew the lease.
4.   Lease expires in January 2003.
5.   Property acquired on November 9, 2001.

The Bank leases approximately 3,600 square feet of the property in Hastings, Minnesota under two, three year operating leases. One lease will expire April 14, 2003 and the other lease is month to month, with combined annual rents totaling $22,785 in addition to their proportionate share of the operating expenses.

The Agency operates from its main office at 135 3rd Avenue Southeast, Hutchinson, Minnesota and also has an office within the Bank's building in Buffalo, Minnesota. Those facilities are covered by a month to month lease under the terms of an expense sharing agreement.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS

For additional information relating to the market for the Corporation's common equity and related stockholder matters, see "Corporate Profile and Stock Market Information" in the Registrant's 2002 Annual Report to Stockholders on page 1 and is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The above captioned information appears under "Selected Financial Data" in the Corporation's 2002 Annual Report to Stockholders on page 2 and is incorporated herein by reference.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2002 Annual Report to stockholders on pages 4 through 15 and is incorporated herein by reference.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The above information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2002 Annual Report to Stockholders on pages 4 through 7 and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Corporation and its subsidiaries, together with the report thereon by Larson Allen Weishair & Co., LLP appears in the 2002 Annual Report to Stockholders on pages 16 through 42 and are incorporated herein by reference.

Quarterly Results of Operations on page 43 of the Annual Report is incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I--Election of Directors" and "Biographical Information" in the 2002 Proxy Statement (the "Proxy Statement") are incorporated herein by reference.

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

                                     PART IV


ITEM 14.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in  internal  controls.  There were no  significant  changes in the
     ------------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     (1) The consolidated statements of financial condition of the Corporation and subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the three fiscal years ended September 30, 2002, together with the related notes and the independent auditors' report of Larson Allen Weishair & Co., LLP independent certified public accountants are incorporated by reference to pages 16 through 42 of the 2002 Annual Report to Stockholders.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

          (a)  The following exhibits are files as part of this report.

               3.1  Articles of Incorporation of FSF Financial Corporation *
               3.2  Bylaws of FSF Financial Corporation *
               4.0  Stock Certificate of FSF Financial Corporation *
               10.1 Form of Employment  Agreement with Donald A. Glas, George B.
                      Loban and Richard H. Burgart *
               10.2 First Federal fsb Management Stock Plan **
               10.3 FSF Financial Corporation 1996 Stock Option Plan **
               10.4 FSF Financial Corporation 1998 Stock Compensation Plan ***
               13.0 Portions of the 2002 Annual Report to Stockholders
               21.0 Subsidiary Information (See "Item 1-Business")
               22.0 Consent of Accountant
               99.0 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            FSF Financial Corp.


Dated:  December 16, 2002                   By: /s/ Donald A. Glas
                                                --------------------------------
                                                Donald A. Glas
                                                Co-Chair of the Board and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)

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

Date: December 16, 2002                                        Date: December 16, 2002



By:   /s/ George B. Loban                                      By:   /s/ Sever B. Knutson
      -------------------------------------------------             --------------------------------------------
      George B. Loban                                                Sever B. Knutson
      Co-Chair of the Board and President                            Director

Date: December 16, 2002                                        Date: December 16, 2002



By:   /s/ Roger R. Stearns                                     By:   /s/ James J. Caturia
      -------------------------------------------------             --------------------------------------------
      Roger R. Stearns                                               James J. Caturia
      Director                                                       Director

Date: December 16, 2002                                        Date: December 16, 2002



By:   /s/ Jerome R. Dempsey
      -------------------------------------------------
      Jerome R. Dempsey
      Director

Date: December 16, 2002


                            SECTION 302 CERTIFICATION


         I, Donald A. Glas, certify that:

1.       I have reviewed this annual report on Form 10-K of FSF Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)      presented  in  this  annual  report our conclusions  about the
                  effectiveness  of  the  disclosure  controls  and   procedures
                  based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002                             /s/Donald A. Glas
       -----------------------------                 ---------------------------
                                                     Donald A. Glas
                                                     Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Richard H. Burgart, certify that:

1.       I have reviewed this annual report on Form 10-K of FSF Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)      presented  in  this  annual  report our conclusions  about the
                  effectiveness  of  the  disclosure  controls  and   procedures
                  based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002                             /s/Richard H. Burgart
       -----------------------------                 ---------------------------
                                                     Richard H. Burgart
                                                     Chief Financial Officer