Form 10-Q
period 2002-12-31
FSF FINANCIAL CORP
filed 2003-02-10
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ______________
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended   December 31, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 7, 2003.
                                                           ----------------


        Class                                           Outstanding
        -----                                           -----------
$.10 par value common stock                          2,320,797 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                     INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I -   CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                           1
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      8
Item 3.           Quantitative and Qualitative Disclosures About Market Risk    14
Item 4.           Controls and Procedures                                       14

PART II -   OTHER INFORMATION

Item 1.           Legal Proceedings                                             15
Item 2.           Changes in Securities                                         15
Item 3.           Defaults Upon Senior Securities                               15
Item 4.           Submission of Matters to a Vote of Security Holders           15
Item 5.           Other Materially Important Events                             15
Item 6.           Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                      16


                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          At           At
                                                                      December 31, September 30,
                                                                           2002       2002
                                                                     ------------- -------------
                                                                 (in thousands, except share data)
                                    ASSETS
                                    ------
Cash and cash equivalents                                             $  13,098    $  14,615
Securities available for sale, at fair value
     Equity securities                                                   12,034       12,046
     Mortgage-backed and related securities                              46,703       29,196
     Debt securities                                                     15,370            -
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $13,150)                                  -       12,447
     Mortgage-backed and related securities (fair value of $20,724)           -       20,679
Restricted stock                                                          5,925        5,925
Loans held for sale                                                      50,796       29,242
Loans receivable, net                                                   379,701      382,690
Foreclosed real estate                                                      393          122
Accrued interest receivable                                               4,759        4,436
Premises and equipment                                                    6,342        6,005
Other assets                                                              9,365        9,690
Goodwill                                                                  3,883        3,883
Identifiable intangibles                                                  1,142        1,184
                                                                      ---------    ---------
          Total assets                                                $ 549,511    $ 532,160
                                                                      =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Demand deposits                                                  $  66,727    $  62,687
     Savings accounts                                                    87,467       89,037
     Certificates of deposit                                            248,314      230,200
                                                                      ---------    ---------
          Total deposits                                                402,508      381,924

     Federal Home Loan Bank borrowings                                   93,000       98,000
     Advances from borrowers for taxes and insurance                        201          352
     Other liabilities                                                    5,725        6,003
                                                                      ---------    ---------
          Total liabilities                                             501,434      486,279
                                                                      ---------    ---------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                           -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                                450          450
     Additional paid in capital                                          43,385       43,101
     Retained earnings, substantially restricted                         36,261       35,214
     Treasury stock at cost (2,180,480 and 2,197,763 shares)            (31,609)     (31,621)
     Unearned ESOP shares at cost (44,836 and 54,891 shares)               (406)        (549)
     Unearned MSP stock grants at cost (42,164 and 42,164 shares)          (448)        (448)
     Accumulated other comprehensive income (loss)                          444         (266)
                                                                      ---------    ---------
          Total stockholders' equity                                     48,077       45,881
                                                                      ---------    ---------
          Total liabilities and stockholders' equity                  $ 549,511    $ 532,160
                                                                      =========    =========

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                 Three Months
                                                               Ended December 31,
                                                               ------------------
                                                                 2002     2001
                                                                ------   ------
                                                        (in thousands, except per share data)
Interest income:
     Loans receivable                                           $8,225   $7,859
     Mortgage-backed and related securities                        495      595
     Investment securities                                         215      371
                                                                ------   ------
          Total interest income                                  8,935    8,825
Interest expense:
     Deposits                                                    2,696    3,237
     Borrowed funds                                              1,323    1,636
                                                                ------   ------
          Total interest expense                                 4,019    4,873
                                                                ------   ------
          Net interest income                                    4,916    3,952
     Provision for loan losses                                     288      150
                                                                ------   ------
          Net interest income after provision for loan losses    4,628    3,802
                                                                ------   ------
Non-interest income:
     Gain on sale of loans, net                                  1,126    1,348
     Other service charges and fees                                421      370
     Service charges on deposit accounts                           614      452
     Commission income                                             278      256
     Other                                                          57      104
                                                                ------   ------
          Total non-interest income                              2,496    2,530
                                                                ------   ------
Non-interest expense:
     Compensation and benefits                                   2,778    2,372
     Occupancy and equipment                                       392      347
     Deposit insurance premiums                                     15       15
     Data processing                                               234      201
     Professional fees                                             140       89
     Other                                                         779      779
                                                                ------   ------
          Total non-interest expense                             4,338    3,803
                                                                ------   ------
          Income before provision for income taxes               2,786    2,529

Income tax expense                                               1,090      999
                                                                ------   ------
          Net income                                            $1,696   $1,530
                                                                ======   ======

Basic earnings per share                                        $ 0.77   $ 0.70
Diluted earnings per share                                      $ 0.73   $ 0.67
Cash dividend declared per common share                         $ 0.30   $ 0.25

Comprehensive income                                            $2,406   $1,409
                                                                ======   ======

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months
                                                                            Ended December 31,
                                                                          ---------------------
                                                                            2002        2001
                                                                          --------    --------
                                                                             (in thousands)
Cash flows from operating activities:
     Net income                                                           $  1,696    $  1,530
     Adjustments to reconcile net income to net cash
       used by operating activities
     Depreciation                                                              202         163
     Net amortization of discounts and premiums on securities                  (66)        (34)
     Provision for loan losses                                                 288         150
     Net market value adjustment on ESOP shares                                 75          37
     Amortization of ESOP and MSP stock compensation, net of taxes             142          79
     Tax benefit on non-incentive stock options                                400          55
     Amortization of intangibles                                                43          67
     Net loan fees deferred and amortized                                      (86)        (48)
     Loans originated for sale                                             (80,935)    (75,188)
     Loans sold                                                             59,382      64,153
     (Increase) decrease in:
          Accrued interest receivable                                         (321)        408
          Other assets                                                         287        (232)
     (Decrease) in other liabilities                                          (736)       (850)
                                                                          --------    --------
Net cash (used by) operating activities                                    (19,629)     (9,710)
                                                                          --------    --------
Cash flows from investing activities:
     Loan originations and principal payments on loans, net                  2,394      12,786
     Purchase of loans                                                           -     (11,606)
     Principal payments on mortgage-related securities held to maturity      2,178       1,433
     Purchase of available for sale securities                              (4,062)          -
     Principal payments and proceeds from maturities of
          securities available for sale                                      3,388         256
     Purchase of ING branch, net of deposits assumed                             -      17,589
     Proceeds from sale of REO                                                 122           -
     Purchase of equipment and property improvements                          (539)       (212)
                                                                          --------    --------
Net cash provided by investing activities                                 $  3,481    $ 20,246
                                                                          --------    --------


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                 Three Months
                                                                               Ended December 31,
                                                                              --------------------
                                                                                2002        2001
                                                                              --------    --------
                                                                                (in thousands)
Cash flows from financing activities:
     Net increase (decrease) in deposits                                      $ 20,609    $ 15,141
     FHLB advances                                                                   -      10,000
     Payments on FHLB advances                                                  (5,000)    (25,500)
     Net decrease in mortgage escrow funds                                        (150)       (230)
     Treasury stock purchased                                                     (601)       (718)
     Net proceeds from exercise of stock options                                   422         161
     Dividends on common stock                                                    (649)       (538)
                                                                              --------    --------
Net cash provided by (used in) financing activities                             14,631      (1,684)
                                                                              --------    --------

Net (decrease) increase in cash and cash equivalents                            (1,517)      8,852

Cash and cash equivalents
     Beginning of period                                                        14,615      12,594
                                                                              --------    --------
     End of period                                                            $ 13,098    $ 21,446
                                                                              ========    ========

Supplemental disclosures of cash flow information:
     Cash payments for:
        Interest on advances and other borrowed money                         $  1,316    $  1,634
        Interest on deposits                                                  $  3,057    $  3,934
        Income taxes                                                          $    904    $    890

Supplemental schedule of non-cash investing and financing activities:
    Foreclosed real estate                                                    $    393    $    139
    Transfer of securities from held-to-maturity to available-for-sale        $ 30,462    $      -
    Unrealized gain on available-for-sale securities transferred, net of tax  $    561    $      -


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1- PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements as of and for the three months ended December 31, 2002 include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"), with its wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles ("GAAP"). However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2002.

NOTE 3- BUSINESS SEGMENTS

         The Corporation is a holding company whose affiliated companies provide financial services. The Agency is a property and casualty insurance company. Firstate Services is an investment services company. The Bank is a community financial institution attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage, construction, consumer, commercial and agricultural loans. HMC, a mortgage banking entity, has become an integral part of the Bank's lending and fee income function. At
         December 31, 2002, the Bank operated 13 retail-banking offices in Minnesota. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies, therefore undergoing periodic examinations by those regulatory authorities.

         The Corporation's operating segments are business units that offer different products and services that are marketed through different channels. Firstate Services, the Agency and FSF Financial Corporation did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category. Management has identified the Bank's activity and HMC's activity as aggregated components of a reportable business segment.

                                                                                                           Consolidated
                                                                          Banking     Other   Eliminations     Total
                                                                          -------    -------  ------------  ---------
                                                                                      (in thousands)
     As of and for the three months ended December 31, 2002
     From operations:
          Interest income from external sources                          $  8,932    $     3    $     -      $  8,935
          Non-interest income from external sources                         2,321        175          -         2,496
          Inter-segment interest income                                         -          9         (6)            3
          Interest expense                                                  4,020          -          -         4,020
          Provisions for loan losses                                          288          -          -           288
          Depreciation and amortization                                       237          8          -           245
          Other non-interest expense                                        3,791        308         (6)        4,093
          Income tax expense (benefit)                                      1,140        (50)         -         1,090
                                                                         --------    -------    --------     --------
          Net income                                                     $  1,778    $   (82)   $      -     $  1,696
                                                                         ========    =======    ========     ========
          Total Assets                                                   $549,203    $46,898    $(46,590)    $549,511
                                                                         ========    =======    ========     ========

                                                                                                           Consolidated
                                                                          Banking     Other   Eliminations     Total
                                                                          -------    -------  ------------  ---------
                                                                                      (in thousands)
     As of and for the three months ended December 31, 2001
     From operations:
          Interest income from external sources                         $  8,818    $     7   $      -      $  8,825
          Non-interest income from external sources                        2,346        184          -         2,530
          Inter-segment interest income                                        -         12        (12)            -
          Interest expense                                                 4,873          -          -         4,873
          Provisions for loan losses                                         150          -          -           150
          Depreciation and amortization                                      221          9          -           230
          Other non-interest expense                                       3,342        243        (12)        3,573
          Income tax expense (benefit)                                       935        (17)         -           918
                                                                        --------    -------   --------      --------
          Net Income                                                    $  1,562    $   (32)  $      -      $  1,530
                                                                        ========    =======   ========      ========
          Total Assets                                                  $521,614    $42,286   $(41,327)     $522,573
                                                                        ========    =======   ========      ========


         Due to the integration of HMC lending activity into the Bank during 2002 (the two components have similar qualitative economic characteristics), results of prior periods have been reclassified to allow for comparability.

NOTE 4- EARNINGS PER SHARE

         The earnings per share amounts are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares outstanding for basic and diluted earnings per share computation for the quarter ended December 31, 2002 were 2,213,687 and 2,347,926, respectively. For the same period in 2001, the number of shares outstanding for basic and diluted earnings per share computation was 2,170,814 and 2,281,767, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

NOTE 5- EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

         Goodwill Accounting Changes

         The Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the Statement.

         Pursuant to SAFS No. 147,  which  amended  SFAS No. 72  Accounting  for
         Certain Acquisitions of Banking and Thrift Institutions, the unidentifiable intangible goodwill recognized (i.e. the unamortized excess of the fair value of liabilities assumed over the fair value of assets acquired) was reclassified as goodwill as of the date that SFAS 142 was applied. Note that, as of such date, the carrying amount of core deposit intangible (for which individual accounting records have been kept) is recorded separately and continues to be amortized. Reclassified goodwill is now accounted for in accordance with SFAS 142, thus effectively, amortization ceased as of October 1, 2002

         Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. In the event of impairment, an impairment loss would be recognized in an amount equal to that excess. SFAS No. 142 requires a two step impairment test to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. The two step impairment test is summarized as follows:

          1. Compare the fair value of the reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and no second step is required.

          2. To measure the amount of impairment loss, compare the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss shall equal the excess of carrying value over fair value.

         Goodwill was tested for impairment on October 1, 2002 and its fair value exceeded the carrying value. Amortization of goodwill for the quarter ended December 31, 2001 was $23,000. On a pro-forma basis, net income without goodwill amortization would have been $1.6 million and basic earnings per share $0.71 for that quarter.

         Stock Option Accounting

         The Corporation accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. Management will adopt the new standard for the quarter ended March 31, 2003.

         On November 19, 2002, the Corporation awarded 1,250 stock options from the 1994 stock option plan and 20,687 stock options from the 1998 stock option plan. The awards may be exercised over a ten-year period and the exercise price was $23.00, the fair value of the Corporation's stock on the date of the option grant. In addition, 42,350 options with an exercise price of $9.50 were exercised during the quarter.

NOTE 6- COMPREHENSIVE INCOME

         Comprehensive income consists of net income and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, is excluded from net income. For the Corporation, the difference between net income and comprehensive income consists of the change for the quarter in unrealized gains and losses on securities available for sale, net of tax.

         At September 30, 2002, the Bank had a total of $33.1 million of securities that were classified as held-to-maturity. During the quarter ended December 31, 2002, the Bank transferred all of the securities to available-for-sale in accordance with SFAS 115 and SFAS 130. In order to remain within the held-to-maturity classification the Bank must have the ability and intent to hold the securities to maturity. Although the Bank still has the ability to hold the securities to maturity, the intent to hold the securities to maturity no longer exists. Based upon a review of interest rates, potential liquidity needs, interest rate risk characteristics of the securities and other factors, management has determined that it would be in the best interest of the Bank to transfer the securities. This will provide greater flexibility in dealing with changing economic circumstances. The following table provides information regarding the impact of the transfer on comprehensive income.

                                                                      December 31,
                                                                   ------------------
                                                                    2002       2001
                                                                   -------    -------
                                                                     (in thousands)
        Net income                                                 $ 1,696    $ 1,530

        Other comprehensive income

             Unrealized holding gains on securities transferred
                from held to maturity, net of tax expense              561          -

             Unrealized holding gains (losses) during the period       251       (204)
             Tax (expense) benefit                                    (102)        83
                                                                   -------    -------
        Comprehensive income                                       $ 2,406    $ 1,409
                                                                   =======    =======

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

General

The Corporation's total assets at December 31, 2002 and September 30, 2002 totaled $549.5 million and $532.2 million. This increase of $17.3 million was mainly the result of an increase in loans held for sale.

Cash and cash equivalents decreased $1.5 million from $14.6 million at September 30, 2002 to $13.1 million at December 31, 2002. The Corporation utilizes this excess liquidity to fund the purchase of treasury shares and loan originations.

During the quarter ended December 31, 2002, the Corporation transferred all its held-to-maturity debt securities and mortgage-backed and related securities to the available-for-sale category. The net carrying amount of these securities at the time of transfer was $31.0 million and the unrealized gain, net of income taxes, was $561,000 (see Note 7 to financial statements). During the quarter, $4.1 million of available-for-sale securities were purchased.

Loans held for sale increased $21.6 million to $50.8 million at December 31, 2002 from $29.2 million at September 30, 2002. As of December 31, 2002, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable decreased $2.9 million to $379.8 million at December 31, 2002 from $382.7 million at September 30, 2002. Total real estate construction loan originations increased by $9.5 million. The balance of agricultural loans decreased by $1.8 million and consumer loans decreased by $1.2 million.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                            Three Months
                                                         Ended December 31,
                                                         -------------------
                                                           2002       2001
                                                         --------   --------
                                                            (in thousands)

Loans originated:
     One-to-four family residential mortgages            $ 70,134   $ 60,963
     Residential construction                              50,345     40,890
     Land                                                       -        300
     Agricultural                                           8,536      8,242
     Commercial business & real estate                      3,403      2,589
     Consumer                                               5,992      5,240
                                                         --------   --------
          Total loans originated                          138,410    118,224
                                                         --------   --------
Loans purchased:
     Commercial business                                        -     11,606
                                                         --------   --------
Total new loans                                          $138,410   $129,830
                                                         ========   ========
Acquired in ING branch acquisition                       $      -   $ 28,806
                                                         ========   ========
Total loans sold                                         $ 59,382   $ 64,153
                                                         ========   ========

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                             December 31,         September 30,
                                                  2002                 2002
                                        ----------------------------------------
                                            Amount       %       Amount      %
                                        ----------------------------------------
                                                    (dollars in thousands)
Residential real estate:
     One-to-four family (1)              $  86,046    16.4%   $  71,625   13.9%
     Residential construction              245,062    46.7%     239,155   46.3%
     Multi-family                           10,122     1.9%      10,095    2.0%
                                         --------------------------------------
                                           341,230    65.0%     320,875   62.1%

Agricultural loans                          54,422    10.4%      56,129   10.9%
Land and commercial real estate             49,158     9.4%      55,270   10.7%
Commercial business                         23,712     4.5%      26,556    5.1%
                                         --------------------------------------
                                           127,292    24.3%     137,955   26.7%
Consumer loans:
     Home equity and second mortgages       26,012     5.0%      27,543    5.3%
     Automobile loans                        8,080     1.5%       9,172    1.8%
     Other                                  22,176     4.2%      20,757    4.0%
                                         --------------------------------------
Total consumer loans                        56,268    10.7%      57,472   11.1%
                                         --------------------------------------
          Total loans                      524,790   100.0%     516,302  100.0%
                                                     ======              ======
Less:
     Loans in process                      (91,835)            (101,854)
     Deferred fees                            (750)                (835)
     Allowance for loan losses              (1,708)              (1,681)
                                         ----------           ----------
         Total loans, net                $ 430,497            $ 411,932
                                         ==========           ==========

--------------------------------------
1. Includes loans held for sale in the amount of $50.8 million and $29.2 million as of December 31, 2002 and September 30, 2002.

In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the collateral for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such an evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses accounts that are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize inherent credit risk.

Loans are evaluated for impairment in accordance with SFAS 114, including all loans that are in a troubled debt restructuring involving a modification of terms, are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a charge to earnings and a reduction to the loan balance or an increase in the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank believes it has established its existing allowance for loan losses in accordance with GAAP. The allowance for loan losses is evaluated based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors. From period to period the outstanding balance in various loan categories will increase and decrease; thereby, increasing or decreasing the amount of the allowance attributable to particular categories. Management believes that the resulting level of the allowance for loan losses reflects an adequate reserve against inherent losses in the loan portfolio. However, there can be no assurance that banking regulators, in reviewing the Bank's loan portfolio, will not request First Federal to increase its allowance for loan losses or that a deteriorating real estate market or other unforeseen economic changes may cause an increase in allowance for loan losses. This is likely to negatively affect the Bank's financial condition and earnings.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated:

                                                        December 31, September 30,
                                                            2002        2002
                                                           ------      ------
                                                         (dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
     Residential construction loans                        $3,711        $3,133
     Permanent loans secured by one-to-four family units      692           482
     Non-residential loans                                      -            74
Non- mortgage loans:
     Commercial and agricultural                              730           647
     Consumer                                                 728           537
                                                           ------        ------
Total non-accrual loans                                     5,861         4,873

Foreclosed real estate                                        393           122
                                                           ------        ------
Total non-performing assets                                $6,254        $4,995
                                                           ======        ======
Total non-performing loans to net loans                      1.36%         1.18%
                                                           ======        ======
Total non-performing loans to total assets                   1.07%         0.92%
                                                           ======        ======
Total non-performing assets to total assets                  1.14%         0.94%
                                                           ======        ======

The residential construction loans are comprised of 24 loans. The outstanding balance of the loans range from $42,000 to $314,000. The loan-to-value ratios of the loans range between 31% and 80%. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. There are 6 permanent loans secured by one-to-four family residential units that range from $31,000 to $163,000. Commercial and agricultural loans are comprised of 8 loans. The outstanding values of the loans range from $5,000 to $354,000. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. The consumer loan total is made up of 31 loans that range from $1,500 to $97,000. The foreclosed real estate total of $393,000 consists of 2 loans with balances of $128,000 and $265,000.

Deposits, after interest credited, increased from $381.9 million at September 30, 2002 to $402.5 million at December 31, 2002, an increase of $20.6 million. Overall cost of funds on deposits during the period decreased 43 basis points (100 basis points equals 1%) as the Bank attempted to maintain deposit rates consistent with market place competitors. Demand deposits increased $4.0 million or 6.4% from September 30, 2002 to December 31, 2002. Savings account balances decreased 1.8% during the same period, while certificates of deposit increased $18.1 million. The Bank utilized this increase in deposits to fund the continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 25,067 shares of common stock which, when netted against 42,350 shares issued in connection with the exercise of stock options, decreased the number of treasury shares to 2,180,480 at December 31, 2002. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $2.2 million since September 30, 2002 due to net income, reduced by dividends paid and increased by the change in accumulated comprehensive income. Accumulated other comprehensive income increased as a result of changes in the net unrealized (loss) on the available-for-sale securities due to fluctuations in interest rates (see Note 7 to financial statements). Because of interest rate volatility, the Corporation's accumulated other comprehensive income could materially fluctuate. Book value per share increased from $20.79 at September 30, 2002 to $21.52 at December 31, 2002.

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                               Three Months Ended December 31,
                                         ---------------------------------------------------------------------------
                                                        2002                                  2001
                                         ---------------------------------------------------------------------------
                                                                 Interest                              Interest
                                           Average               Yields &        Average               Yields &
                                           Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
Assets:
     Loans receivable (2)                   $ 421,560   $ 8,225       7.80 %      $ 369,388   $ 7,859        8.51 %
     Mortgage-backed securities                47,669       495       4.15           52,753       595        4.51
     Investment securities (3)                 42,221       215       2.04           52,103       371        2.85
                                         -----------------------               -----------------------
          Total interest-earning assets       511,450     8,935       6.99          474,244     8.825        7.44
                                                      ---------------------                 ----------------------
          Other assets                         29,768                                23,653
                                         -------------                         -------------
Total assets                                $ 541,218                             $ 497,897
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 391,741   $ 2,696       2.75 %      $ 341,133   $ 3,237        3.80 %
     Borrowings                                95,772     1,323       5.53          109,391     1,636        5.98
                                         -----------------------               -----------------------
          Total interest-bearing              487,513     4,019       3.30 %        450,524     4,873        4.33 %
                                                      ---------------------                 ----------------------
     Other liabilities                          6,726                                 5,190
                                         -------------                         -------------
          Total liabilities                   494,239                               455,714
Stockholders' equity                           46,979                                42,183
                                         -------------                         -------------
Total liabilities and stockholders'
  equity                                    $ 541,218                             $ 497,897
                                         =============                         =============

Net interest income                                     $ 4,916                               $ 3,952
Net spread (4)                                                        3.69 %                                 3.11 %
Net margin (5)                                                        3.84 %                                 3.33 %
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

Net Income

The Corporation recorded net income of $1.7 million for the three months ended December 31, 2002, as compared to net income of $1.5 million for the three months ended December 31, 2001. This increase in net income was $166,000 or 1.5%. The increase in net income for first quarter 2003 was mainly the result of increases in net interest income, offset by increases in non-interest expense. Net interest income increased $1.0 million in the first quarter of fiscal 2003, an increase of 24.4% over first quarter 2002. Such an increase in net interest income was mainly the result of a 103 basis point decline in average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Non-interest income was 57.5% of non-interest expense for the quarter.

Total Interest Income

Total interest income increased by $110,000 to $8.9 million for the quarter ended December 31, 2002. The average yield on loans decreased to 7.80% for the quarter ended December 31, 2002 from 8.51% for the quarter ended December 31, 2001. During the same period, the average yield on mortgage-backed securities decreased 36 basis points. The average balance of investment securities decreased to $42.2 million for the quarter ended December 31, 2002 from $52.1 million for the quarter ended December 31, 2001, mainly as a result of funding loan production. The average yield decreased from 2.85% for the three months ended December 31, 2001 to 2.04% for the same period in 2002.

Total Interest Expense

Total interest expense decreased to $4.0 million for the three months ended December 31, 2002 from $4.9 million for the same period in 2001. The average balance of interest-bearing deposits increased from $341.1 million for the three months ended December 31, 2001 to $391.7 million for the three months ended December 31, 2002. The average cost of deposits decreased 105 basis points from 3.80% for the quarter ended December 31, 2001 to 2.75% for the same period in 2002, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $13.6 million to $95.8 million for the three months ended December 31, 2002 from $109.4 million for the three months ended December 31, 2001. The cost of such borrowings decreased by 45 basis points to 5.53% for the quarter ended December 31, 2002 from 5.98% for the same period in 2001. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income

Net interest income increased from $4.0 million for the quarter ended December 31, 2001 to $4.9 million for the same period ended December 31, 2002. Average interest-earning assets increased $37.3 million from $474.2 million for the quarter ended December 31, 2001 to $511.5 million for the quarter ended December 31, 2002, while the average yield on those interest-earning assets decreased from 7.44% for 2001 to 6.99% for 2002. Average interest-bearing liabilities increased by $37.0 million to $487.5 million for the quarter ended December 31, 2002 from $450.5 million for the quarter ended December 31, 2001, while the cost of those interest-bearing liabilities decreased from 4.33% in 2001 to 3.30% in 2002.

Provision for Loan Losses

The Corporation's provision for loan losses was $288,000 for the quarter ended December 31, 2002, as compared to $150,000 for the same period in 2001. Increases in the Bank's loan portfolio, especially increases in the residential construction and land and commercial real estate portfolios, precipitated the increases in the provision for loan losses for the current period. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                          For the Three Months
                                                           Ended December 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
                                                         (dollars in thousands)

    Average loans outstanding                             $421,560    $369,388
                                                          --------    --------
    Allowance balance (beginning of period)               $  1,681    $  1,541
                                                          --------    --------
    ING branch acquisition                                $      -    $    274
    Provision (credit):
         Residential and construction                           80           -
         Land and commercial real estate                         -           -
         Commercial and agricultural business                  208           -
         Consumer                                                -         150
                                                          --------    --------
              Total provision                                  288         150
    Charge-offs:
         Residential and construction                          100           -
         Commercial and agricultural business                  129          71
         Consumer                                               76         150
                                                          --------    --------
              Total charge-offs                                305         221
    Recoveries:
         Residential and construction                            -           -
         Land and commercial real estate                         -           -
         Consumer                                               44           4
                                                          --------    --------
              Total recoveries                                  44           4
                                                          --------    --------
    Net charge-offs                                            261         217
                                                          --------    --------
    Allowance balance (end of period)                     $  1,708    $  1,748
                                                          ========    ========
    Allowance as percent of net loans                         0.40%       0.45%
    Net loans charged off as a percent of average loans       0.06%       0.06%

Included in the agricultural loan provision was $100,000 for an impaired loan.

Non-interest Income

Total non-interest income remained the same at $2.5 million during the quarter ended December 31, 2002. Other service charges and fees increased from $370,000 for the 3 months ended December 31, 2001 to $421,000 for the same period ended December 31, 2002, primarily due to declining interest rates that helped boost the purchase and refinance markets. Service charges on deposit accounts increased $162,000 due to an increase in fees charged.

Non-interest Expense

Total non-interest expense increased $535,000 or 14.1% over the periods compared. Compensation and benefits increased $406,000, as a result of higher indirect administrative costs related to the higher levels of construction lending activities. Occupancy and equipment expense increased $45,000 while professional fees increased $51,000 over the periods compared due to expenses incurred, an increased reliance on consultants, where appropriate, and the increased cost of outside auditors. Data processing increased $33,000 to $234,000 for the period ended December 31, 2002, due to the delivery of additional data processing related services to our customer base.

Income Tax Expense

Income taxes increased by $91,000 to $1.1 million for the quarter ended December 31, 2002 from $999,000 for the same period in 2001, which was primarily due to an increase of $257,000 in pre-tax income.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending December 31, 2003 is approximately $193.9 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At December 31, 2002, the Bank had outstanding loan commitments of $31.5 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 6.0%, 7.0%, 3.6% and 3.5%, respectively.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 2002.

CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at December 31, 2002. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

                      3.1  Articles of Incorporation of FSF Financial Corp. *
                      3.2  Bylaws of FSF Financial Corp. *
                      4.0  Stock Certificate of FSF Financial Corp. *
                     10.1  Form of Employment Agreement with Donald A. Glas,
                             George B. Loban and Richard H. Burgart *
                     10.2  First Federal fsb Management Stock Plan **
                     10.3  FSF Financial Corp. 1996 Stock Option Plan **
                     10.4  FSF Financial Corp. 1998 Stock Compensation Plan ***
                     99.0  Certification pursuant to 18 U.S.C. Section 1350

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


                                              FSF FINANCIAL CORP.




Date:  February 10, 2003                      By: /s/ Donald A. Glas
                                                  ------------------------------
                                                  Donald A. Glas
                                                  Chief Executive Officer






Date:  February 10, 2003                      By: /s/ Richard H. Burgart
                                                  ------------------------------
                                                  Richard H. Burgart
                                                  Chief Financial Officer

                            SECTION 302 CERTIFICATION

     I, Donald A. Glas, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FSF Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 10, 2003                  /s/Donald A. Glas
                                            ------------------------------------
                                            Donald A. Glas
                                            Chief Executive Officer

                            SECTION 302 CERTIFICATION

     I, Richard H. Burgart, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FSF Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    February 10, 2003                  /s/ Richard H. Burgart
                                            ------------------------------------
                                            Richard H. Burgart
                                            Chief Financial Officer