Form 10-Q
period 2003-03-31
FSF FINANCIAL CORP
filed 2003-05-08
CIK 924370

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ______________
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended            March 31, 2003

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

     Indicate  by check  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No   X
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 8, 2003.
                                                           -----------


        Class                                           Outstanding
        -----                                           -----------
$.10 par value common stock                          2,320,797 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX


                                                                            Page
                                                                          Number
                                                                          ------

PART I -  CONSOLIDATED FINANCIAL INFORMATION

Item 1.      Financial Statements                                              1
Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9
Item 3.      Quantitative and Qualitative Disclosures About Market Risk       17
Item 4.      Controls and Procedures                                          17

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                18
Item 2.      Changes in Securities                                            18
Item 3.      Defaults Upon Senior Securities                                  18
Item 4.      Submission of Matters to a Vote of Security Holders              18
Item 5.      Other Information                                                18
Item 6.      Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                    19

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           At           At
                                                                        March 31,  September 30,
                                                                           2003        2002
                                                                ---------------------------------
                                                                (in thousands, except share data)
                                    ASSETS
                                    ------
Cash and cash equivalents                                             $  49,114    $  14,615
Securities available for sale, at fair value
     Equity securities                                                   12,046       12,046
     Mortgage-backed and related securities                              40,269       29,196
     Debt securities                                                     15,272            -
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $13,150)                                  -       12,447
     Mortgage-backed and related securities (fair value of $20,724)           -       20,679
Restricted stock                                                          5,925        5,925
Loans held for sale                                                      31,722       29,242
Loans receivable, net                                                   371,367      382,690
Foreclosed real estate                                                      426          122
Accrued interest receivable                                               3,629        4,436
Premises and equipment                                                    6,404        6,005
Other assets                                                              9,483        9,690
Goodwill                                                                  3,883        3,883
Identifiable intangibles                                                  1,099        1,184
                                                                      ---------    ---------
          Total assets                                                $ 550,639    $ 532,160
                                                                      =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Demand deposits                                                  $  70,332    $  62,687
     Savings accounts                                                    87,724       89,037
     Certificates of deposit                                            244,864      230,200
                                                                      ---------    ---------
          Total deposits                                                402,920      381,924

     Federal Home Loan Bank borrowings                                   93,000       98,000
     Advances from borrowers for taxes and insurance                        309          352
     Other liabilities                                                    5,357        6,003
                                                                      ---------    ---------
          Total liabilities                                             501,586      486,279
                                                                      ---------    ---------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                           -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                                450          450
     Additional paid in capital                                          43,478       43,101
     Retained earnings, substantially restricted                         37,214       35,214
     Treasury stock at cost (2,180,480 and 2,197,763 shares)            (31,704)     (31,621)
     Unearned ESOP shares at cost (27,092 and 54,891 shares)               (271)        (549)
     Unearned MSP stock grants at cost (42,164 and 42,164 shares)          (448)        (448)
     Accumulated other comprehensive income (loss)                          334         (266)
                                                                      ---------    ---------
          Total stockholders' equity                                     49,053       45,881
                                                                      ---------    ---------

          Total liabilities and stockholders' equity                  $ 550,639    $ 532,160
                                                                      =========    =========

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                  Three Months         Six Months
                                                                 Ended March 31,     Ended March 31,
                                                                -----------------   -----------------
                                                                   2003      2002      2003      2002
                                                                -----------------   -----------------
                                                                (in thousands, except per share data)
Interest income:
     Loans receivable                                           $ 7,680   $ 7,774   $15,905   $15,633
     Mortgage-backed and related securities                         467       615       962     1,210
     Investment securities                                          410       323       625       694
                                                                -----------------   -----------------
          Total interest income                                   8,557     8,712    17,492    17,537

Interest expense:
     Deposits                                                     2,496     2,874     5,192     6,111
     Borrowed funds                                               1,239     1,363     2,562     2,999
                                                                -----------------   -----------------
          Total interest expense                                  3,735     4,237     7,754     9,110
                                                                -----------------   -----------------
          Net interest income                                     4,822     4,474     9,738     8,426
     Provision for loan losses                                      193       275       481       425
                                                                -----------------   -----------------
          Net interest income after provision for loan losses     4,629     4,199     9,257     8,001
                                                                -----------------   -----------------

Non-interest income:
     Gain on sale of loans, net                                   1,306       862     2,432     2,210
     Other service charges and fees                                 393       292       814       662
     Service charges on deposit accounts                            596       401     1,210       853
     Commission income                                              314       272       592       528
     Other                                                          106       105       163       209
                                                                -----------------   -----------------
          Total non-interest income                               2,715     1,932     5,211     4,462
                                                                -----------------   -----------------
Non-interest expense:
     Compensation and benefits                                    2,799     2,254     5,577     4,626
     Occupancy and equipment                                        415       375       807       722
     Deposit insurance premiums                                      16        14        31        29
     Data processing                                                256       223       490       424
     Professional fees                                              140       108       280       197
     Other                                                        1,060       884     1,839     1,663
                                                                -----------------   -----------------
          Total non-interest expense                              4,686     3,858     9,024     7,661
                                                                -----------------   -----------------
          Income before provision for income taxes                2,658     2,273     5,444     4,802

Income tax expense                                                1,038       898     2,128     1,897
                                                                -----------------   -----------------
          Net income                                            $ 1,620   $ 1,375   $ 3,316   $ 2,905
                                                                =================   =================

Basic earnings per share                                        $  0.72   $  0.64   $  1.49   $  1.34
Diluted earnings per share                                      $  0.68   $  0.61   $  1.41   $  1.27
Cash dividend declared per common share                         $  0.30   $  0.25   $  0.60   $  0.50

Comprehensive income                                            $ 1,510   $ 1,299   $ 3,916   $ 2,708
                                                                =================   =================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months                 Six Months
                                                                            Ended March 31,             Ended March 31,
                                                                          ----------------------    ----------------------
                                                                               2003         2002         2003         2002
                                                                          ----------------------    ----------------------
                                                                                           (in thousands)
Cash flows from operating activities:
     Net income                                                           $   1,620    $   1,375    $   3,316    $   2,905
     Adjustments to reconcile net income to net cash
       used by operating activities
     Depreciation                                                               214          176          416          339
     Net amortization of discounts and premiums on securities                   (24)         (66)         (90)        (100)
     Provision for loan losses                                                  193          275          481          425
     Net market value adjustment on ESOP shares                                  83           39          158           76
     Amortization of ESOP and MSP stock compensation, net of taxes              136          111          278          190
     Tax benefit on non-incentive stock options                                  57           12          457           67
     Amortization of intangibles                                                 42          131           85          198
     Net loan fees deferred and amortized                                      (171)         (13)        (257)         (61)
                                                                            (82,920)     (49,622)    (163,855)    (121,188)
     Loans originated for sale                                              101,993       55,292      161,375      115,823
     (Increase) decrease in:
          Accrued interest receivable                                         1,128          364          807          773
          Other assets                                                         (154)         186          133          (46)
     (Decrease) in other liabilities                                           (245)         227         (981)        (623)
                                                                          ----------------------    ----------------------
Net cash provided (used by) operating activities                             21,952        8,487        2,323       (1,222)
                                                                          ----------------------    ----------------------

Cash flows from investing activities:
     Loan originations and principal payments on loans, net                   8,110        1,933       10,504       14,719
     Purchase of loans                                                            -       (1,890)           -      (13,496)
     Principal payments on mortgage-related securities held to maturity           -        1,705        2,178        3,138
     Purchase of available for sale securities                                    -       (2,992)      (4,062)      (2,992)
     Principal payments and proceeds from maturities of
          securities available for sale                                       6,382          442        9,770          698
     Purchase of ING branch, net of deposits assumed                              -            -            -       17,589
     Investment in foreclosed property                                          (12)           -          (12)           -
     Proceeds from sale of REO                                                  128           (9)         250           (9)
     Purchase of equipment and property improvements                           (275)         (94)        (814)        (306)
                                                                          ----------------------    ----------------------
Net cash provided (used by) investing activities                          $  14,333    $    (905)   $  17,814    $  19,341
                                                                          ----------------------    ----------------------


            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                   Three Months            Six Months
                                                                                  Ended March 31,        Ended March 31,
                                                                               --------------------    --------------------
                                                                                   2003        2002        2003        2002
                                                                               --------------------    --------------------
                                                                                           (in thousands)
Cash flows from financing activities:
     Net increase (decrease) in deposits                                       $    433    $ (4,422)   $ 21,042    $ 10,719
     FHLB advances                                                                    -           -           -      10,000
     Payments on FHLB advances                                                        -           -      (5,000)    (25,500)
     Net decrease in mortgage escrow funds                                          107         176         (43)        (54)
     Treasury stock purchased                                                      (245)        (37)       (846)       (755)
     Net proceeds from exercise of stock options                                    103          (2)        525         159
     Dividends on common stock                                                     (667)       (545)     (1,316)     (1,084)
                                                                               --------------------    --------------------
Net cash provided (used by) financing activities                                   (269)     (4,830)     14,362      (6,515)
                                                                               --------------------    --------------------

Net increase in cash and cash equivalents                                        36,016       2,752      34,499      11,604

Cash and cash equivalents
     Beginning of period                                                         13,098      21,446      14,615      12,594
                                                                               --------------------    --------------------
     End of period                                                             $ 49,114    $ 24,198    $ 49,114    $ 24,198
                                                                               ====================    ====================

Supplemental disclosures of cash flow information:
    Cash payments for:
        Interest on advances and other borrowed money                          $  1,246    $  1,362    $  2,562    $  2,996
        Interest on deposits                                                   $  2,590    $  2,591    $  5,647    $  6,525
        Income taxes                                                           $  1,470    $    967    $  2,374    $  1,857

Supplemental schedule of non-cash investing and financing activities:
    Foreclosed real estate                                                     $    149    $     53    $    542    $    192
    Transfer of securities from held-to-maturity to available-for-sale         $      -    $      -    $ 30,462    $      -
    Unrealized gain on available-for-sale securities transferred, net of tax   $      -    $      -    $    561    $      -

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and six months ended March 31, 2003 include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"), with its wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles ("GAAP"). However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2002.

NOTE 3- BUSINESS SEGMENTS
         The Corporation is a holding company whose affiliated companies provide financial services. The Agency is a property and casualty insurance agency. The Bank is a community financial institution attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage, construction, consumer, commercial and agricultural loans. Firstate Services is an investment services company. HMC, a mortgage banking entity, has become an integral part of the Bank's lending and fee income function. At March 31, 2003, the Bank operated 13 retail-banking offices in Minnesota. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies, therefore undergoing periodic examinations by those regulatory authorities.

         The Corporation's operating segments are business units that offer different products and services that are marketed through different channels. Firstate Services, the Agency and FSF Financial Corporation did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category. Management has identified the Bank's and HMC's banking activity as aggregated components of a reportable business segment.

                                                                                                          Consolidated
                                                                      Banking       Other    Eliminations    Total
                                                                 -----------------------------------------------------
        As of and for the three months ended March 31, 2003
        From operations:
             Interest income from external sources                   $  8,555      $    2      $     -    $  8,557
             Non-interest income from external sources                  2,492         223            -       2,715
             Inter-segment interest income                                  -           5           (5)          -
             Interest expense                                           3,735           -            -       3,735
             Provisions for loan losses                                   193           -            -         193
             Depreciation and amortization                                250           6            -         256
             Other non-interest expense                                 4,095         340           (5)      4,430
             Income tax expense (benefit)                               1,082         (44)           -       1,038
                                                                 --------------------------------------------------
             Net income                                              $  1,692    $   (72)      $     -    $  1,620
                                                                 ==================================================

                                                                                                        Consolidated
                                                                      Banking       Other  Eliminations     Total
                                                                 ----------------------------------------------------
        As of and for the three months ended March 31, 2002
        From operations:
             Interest income from external sources                   $  8,710      $    2      $     -    $  8,712
             Non-interest income from external sources                  1,737         195            -       1,932
             Inter-segment interest income                                  -           9           (9)          -
             Interest expense                                           4,237           -            -       4,237
             Provisions for loan losses                                   275           -            -         275
             Depreciation and amortization                                297           9            -         306
             Other non-interest expense                                 3,302         259           (9)      3,552
             Income tax expense (benefit)                                 924         (25)           -         899
                                                                 --------------------------------------------------

             Net income                                              $  1,412     $   (37)     $     -    $  1,375
                                                                 ==================================================

                                                                                                        Consolidated
                                                                      Banking       Other  Eliminations     Total
                                                                 ----------------------------------------------------
        As of and for the six months ended March 31, 2003
        From operations:
             Interest income from external sources                   $ 17,487      $    5     $      -    $ 17,492
             Non-interest income from external sources                  4,813         398            -       5,211
             Inter-segment interest income                                  -          11          (11)          -
             Interest expense                                           7,754           -            -       7,754
             Provisions for loan losses                                   481           -            -         481
             Depreciation and amortization                                487          14            -         501
             Other non-interest expense                                 7,886         648          (11)      8,523
             Income tax expense (benefit)                               2,222         (94)           -       2,128
                                                                 --------------------------------------------------
             Net income                                              $  3,470    $   (154)    $      -    $  3,316
                                                                 ==================================================
        Total Assets                                                $ 550,365    $ 46,441     $(46,167)   $550,639
                                                                 ==================================================

                                                                                                        Consolidated
                                                                      Banking       Other  Eliminations     Total
                                                                 ----------------------------------------------------

        As of and for the six months ended March 31, 2002
        From operations:
             Interest income from external sources                   $ 17,528    $      9     $      -    $ 17,537
             Non-interest income from external sources                  4,082         380            -       4,462
             Inter-segment interest income                                  -          21          (21)          -
             Interest expense                                           9,110           -            -       9,110
             Provisions for loan losses                                   425           -            -         425
             Depreciation and amortization                                519          18            -         537
             Other non-interest expense                                 6,635         511          (21)      7,125
             Income tax expense (benefit)                               1,939         (42)           -       1,897
                                                                 --------------------------------------------------
             Net income                                              $  2,981    $    (76)    $      -    $  2,905
                                                                 ==================================================
        Total Assets                                                 $518,979    $ 42,236     $(41,914)   $519,301
                                                                 ==================================================

NOTE 4- EARNINGS PER SHARE
         The earnings per share amounts are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares outstanding for basic and diluted earnings per share computation for the quarter ended March 31, 2002 were 2,160,744 and 2,274,057, respectively. For the same period in 2003, the numbers of shares outstanding for basic and diluted earnings per share computation were 2,245,727 and 2,369,467, respectively. For the six-month period ended March 31, 2002, the weighted average number or shares outstanding for basic and diluted earnings per share computation were 2,165,779 and 2,278,649, respectively. For the same period in 2003, the numbers of shares outstanding for basic and diluted earnings per share were 2,229,707 and 2,357,596, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

NOTE 5- STOCK OPTION ACCOUNTING
         The Corporation accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                              Three Months                 Six Months
                                                             Ended March 31,             Ended March 31,
                                                       ------------------------    ------------------------
                                                              2003        2002            2003        2002
                                                       ------------------------    ------------------------
                                                                         (in thousands)
Net income, as reported                                    $ 1,620     $ 1,375         $ 3,316     $ 2,905
Deduct:
     Total stock-based employee compensation expense
       determined under the fair value based method
       for all awards, net of related tax effects                -           -              51          23

                                                       ------------------------    ------------------------
Pro-forma net income                                       $ 1,620     $ 1,375         $ 3,265     $ 2,882
                                                       ========================    ========================

Earnings per share:
     Basic, as reported                                    $  0.72     $  0.64         $  1.49     $  1.34
     Basic, pro-forma                                      $  0.72     $  0.64         $  1.47     $  1.33
     Diluted, as reported                                  $  0.68     $  0.61         $  1.41     $  1.27
     Diluted, pro-forma                                    $  0.68     $  0.61         $  1.39     $  1.27

         On November 19, 2002, the Corporation awarded 1,250 stock options from the 1994 stock option plan and 20,687 stock options from the 1998 stock option plan. The awards may be exercised over a ten-year period at an exercise price of $23.00, the fair value of the Corporation's stock on the date of the option grant. In addition, 52,631 options were exercised at various prices in the current fiscal year.

NOTE 6- EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
         Goodwill Accounting Changes
         The Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the Statement.

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

         Goodwill was tested for impairment on October 1, 2002 and its fair value exceeded the carrying value. Amortization of goodwill for the three and six months ended March 31, 2002 was $71,000 and $94,000, respectively. On a pro-forma basis, net income without goodwill amortization for the same periods would have been $1.4 million and $3.0 million, while basic earnings per share would have been $0.67 and $1.39, respectively.

NOTE 7- COMPREHENSIVE INCOME
         Comprehensive income consists of net income and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles, is excluded from net income. For the Corporation, the difference between net income and comprehensive income consists of the change, for the periods reported, in unrealized gains and losses on securities available for sale, net of tax.

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

                                                                  Three Months                Six Months
                                                                 Ended March 31,            Ended March 31,
                                                          ----------------------------------------------------
                                                                2003         2002           2003         2002
                                                          ----------------------------------------------------
                                                                           (in thousands)
Net income                                                  $  1,620     $  1,375       $  3,316     $  2,905
Other comprehensive income
     Unrealized holding gains on securities transferred
        from held to maturity, net of tax expense                  -            -            561            -
     Unrealized holding gains (losses) during the period        (185)        (135)            66         (339)
     Tax (expense) benefit
                                                                  75           59            (27)         142
                                                          ----------------------------------------------------

Comprehensive income                                        $  1,510     $  1,299       $  3,916     $  2,708
                                                          ====================================================

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

General

The Corporation's total assets at March 31, 2003 and September 30, 2002 totaled $550.6 million and $532.2 million, respectively. This increase of $17.4 million was mainly the result of an increase in cash and cash equivalents.

Cash and cash equivalents increased $34.5 million from $14.6 million at September 30, 2002 to $49.1 million at March 31, 2003, mainly due to principal payment on investments and loans plus new deposits. The Corporation utilizes this excess liquidity to fund the purchase of treasury shares and loan originations.

During the quarter ended December 31, 2002, the Corporation transferred all its held-to-maturity debt securities and mortgage-backed and related securities to the available-for-sale category. The net carrying amount of these securities at the time of transfer was $31.0 million and the unrealized gain, net of income taxes, was $561,000 (see Note 7 to financial statements). During this fiscal year, $4.1 million of available-for-sale securities were purchased.

Loans held for sale increased $2.5 million to $31.7 million at March 31, 2003 from $29.2 million at September 30, 2002. As of March 31, 2003, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable decreased $11.3 million to $371.4 million at March 31, 2003 from $382.7 million at September 30, 2002. Total real estate construction loan originations decreased by $11.5 million. The balance of land and commercial real estate loans decreased by $16.4 million, consumer loans increased by $5.4 million, one-to-four family loans decreased $10.4 million and commercial business loans decreased $4.2 million.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                       Three Months                   Six Months
                                                      Ended March 31,               Ended March 31,
                                                -------------------------    --------------------------
                                                     2003         2002             2003         2002
                                                -------------------------    --------------------------
                                                                   (in thousands)
Loans originated:
     One-to-four family residential mortgages      $ 47,940     $ 27,560         $118,074     $ 82,523
     Residential construction                        40,922       55,851           91,267      102,741
     Land                                                 -        2,050                -        2,350
     Agricultural                                    22,778       22,345           31,314       30,587
     Commercial business & real estate               10,467        4,867           13,870        7,457
     Consumer                                        16,038        4,519           22,030        9,760
                                                -------------------------    --------------------------
          Total loans originated                    138,145      117,192          276,555      235,418
                                                -------------------------    --------------------------
Loans purchased:
     Commercial business                                  -        1,890                -       13,496
                                                -------------------------    --------------------------
Total new loans                                   $ 138,145    $ 119,082         $276,555     $248,914
                                                =========================    ==========================
Acquired in ING branch acquisition                $       -    $       -         $      -     $ 28,806
                                                =========================    ==========================
Total loans sold                                  $ 101,993    $  55,292         $161,375     $115,823
                                                =========================    ==========================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                   March 31,                       September 30,
                                                     2003                              2002
                                           --------------------------------------------------------------------
                                                    Amount           %                Amount           %
                                           --------------------------------------------------------------------
                                                                 (dollars in thousands)
Residential real estate:
     One-to-four family (1)                   $     61,204         12.5%        $     71,625         13.9%
     Residential construction                      237,328         48.4%             239,155         46.3%
     Multi-family                                   11,409          2.3%              10,095          2.0%
                                           ----------------------------------------------------------------
                                                   309,941         63.2%             320,875         62.1%

Agricultural loans                                  56,348         11.5%              56,129         10.9%
Land and commercial real estate                     38,904          7.9%              55,270         10.7%
Commercial business                                 22,322          4.6%              26,556          5.1%
                                           ----------------------------------------------------------------
                                                   117,574         24.0%             137,955         26.7%
Consumer loans:
     Home equity and second mortgages               24,139          4.9%              27,543          5.3%
     Automobile loans                               13,628          2.8%               9,172          1.8%
     Other                                          25,115          5.1%              20,757          4.0%
                                           ----------------------------------------------------------------
Total consumer loans                                62,882         12.8%              57,472         11.1%
                                           ----------------------------------------------------------------
          Total loans                              490,397        100.0%             516,302        100.0%
                                                           ==============                    ==============
Less:
     Loans in process                              (85,060)                         (101,854)
     Deferred fees                                    (589)                             (835)
     Allowance for loan losses                      (1,659)                           (1,681)
                                           ----------------              --------------------
         Total loans, net                     $    403,089                      $    411,932
                                           ================              ====================

--------------------------------------
1. Includes loans held for sale in the amount of $31.7 million and $29.2 million as of March 31, 2003 and September 30, 2002.

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the collateral for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such an evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses accounts that are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize inherent credit risk.

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

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated:

                                                                     March 31,     September 30,
                                                                       2003            2002
                                                                  -------------------------------
                                                                      (dollars in thousands)
        Loans accounted for on a non-accrual basis:
        Mortgage loans:
             Residential construction loans                         $     3,946       $    3,133
             Permanent loans secured by one-to-four family units            857              482
             Non-residential loans                                            -               74
        Non- mortgage loans:
             Commercial and agricultural                                    145              647
             Consumer                                                       554              537
                                                                  -------------------------------
        Total non-accrual loans                                           5,502            4,873
        Foreclosed real estate                                              426              122
                                                                  -------------------------------
        Total non-performing assets                                 $     5,928       $    4,995
                                                                  ===============================
        Total non-performing loans to net loans                            1.36%            1.18%
                                                                  ===============================
        Total non-performing loans to total assets                         1.00%            0.92%
                                                                  ===============================
        Total non-performing assets to total assets                        1.08%            0.94%
                                                                  ===============================

The residential construction loans are comprised of 22 loans. The outstanding balance of the loans ranges from $47,000 to $319,000. The loan-to-value ratios of the loans range between 46% and 97%. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. There are 7 permanent loans secured by one-to-four family residential units that range from $38,000 to $163,000. Commercial and agricultural loans are comprised of 3 loans. The outstanding values of the loans range from $18,000 to $75,000. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. The consumer loan total is made up of 34 loans that range from $1,000 to $97,000. The foreclosed real estate total of $426,000 consists of 2 construction loans with balances of $277,000 and $149,000.

Deposits, after interest credited, increased from $381.9 million at September 30, 2002 to $402.9 million at March 31, 2003, an increase of $21.0 million. Overall cost of funds on deposits during the period decreased 56 basis points (100 basis points equals 1%) as the Bank attempted to maintain deposit rates consistent with market place competitors. Demand deposits increased $7.7 million or 12.2% from September 30, 2002 to March 31, 2003. Savings account balances decreased 1.5% during the same period, while certificates of deposit increased $14.7 million. The Bank utilized this increase in deposits to fund the continued loan growth and reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 35,348 shares of common stock which, when netted against 52,631 shares issued in connection with the exercise of stock options, decreased the number of treasury shares to 2,180,480 at March 31, 2003. Treasury shares are to be used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity has increased $3.2 million since September 30, 2002 due to net income, reduced by dividends paid and increased by the change in accumulated comprehensive income. Accumulated other comprehensive income increased as a result of changes in the net unrealized (loss) on the available-for-sale securities due to fluctuations in interest rates (see Note 7 to financial statements). Because of interest rate volatility, the Corporation's accumulated other comprehensive income could materially fluctuate. Book value per share increased from $20.79 at September 30, 2002 to $21.79 at March 31, 2003.

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                               Three Months Ended March 31,
                                         ---------------------------------------------------------------------------
                                             2003                                  2002
                                         ---------------------------------------------------------------------------
                                                                   Interest                               Interest
                                              Average              Yields &         Average               Yields &
                                              Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
                                                                   (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 408,460   $ 7,680       7.52 %      $ 382,533   $ 7,774        8.13 %
     Mortgage-backed securities                43,449       467       4.30           50,750       615        4.85
     Investment securities (3)                 66,857       410       2.45           52,378       323        2.47
                                         -----------------------               -----------------------
          Total interest-earning assets       518,766     8,557       6.60          485,661     8,712        7.18
                                                      ---------------------                 ----------------------
          Other assets
                                               29,273                                27,751
                                         -------------                         -------------
Total assets                                $ 548,039                             $ 513,412
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 399,560   $ 2,496       2.50 %      $ 367,471   $ 2,874        3.13 %
     Borrowings                                93,000     1,239       5.33           98,000     1,363        5.56
                                         -----------------------               -----------------------
          Total interest-bearing
            liabilities                       492,560     3,735       3.03 %        465,471     4,237        3.64 %
                                                      ---------------------                 ----------------------
     Other liabilities                          6,914                                 5,078
                                         -------------                         -------------
          Total liabilities                   499,474                               470,549
Stockholders' equity                           48,565                                42,863
                                         -------------                         -------------

Total liabilities and stockholders'
  equity                                    $ 548,039                             $ 513,412
                                         =============                         =============

Net interest income                                     $ 4,822                               $ 4,474
Net spread (4)                                                        3.57 %                                 3.54 %
Net margin (5)                                                        3.70 %                                 3.69 %
Ratio of average interest-earning assets
  to average interest-bearing liabilities   1.05X                                 1.04X


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


Net Income
The Corporation recorded net income of $1.6 million for the three months ended March 31, 2003, as compared to net income of $1.4 million for the three months ended March 31, 2002. This increase in net income was $245,000 or 17.8%. The increase in net income for second quarter 2003 was mainly the result of increases in net interest income partially offset by increases in non-interest expense. Net interest income increased $348,000 in the second quarter of fiscal 2003, an increase of 8.2% over second quarter 2002. Such an increase in net interest income was mainly the result of a 61 basis point decline in average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Non-interest income was 57.9% of non-interest expense for the quarter.

Total Interest Income
Total interest income decreased by $155,000 to $8.6 million for the quarter ended March 31, 2003. The average yield on loans decreased to 7.52% for the quarter ended March 31, 2003 from 8.13% for the quarter ended March 31, 2002. During the same period, the average yield on mortgage-backed securities decreased 55 basis points. The average balance of investment securities increased to $66.9 million for the quarter ended March 31, 2003 from $52.4 million for the quarter ended March 31, 2002, mainly as a result of loan repayments and deposit growth invested. The average yield decreased from 2.47% for the three months ended March 31, 2002 to 2.45% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $3.7 million for the three months ended March 31, 2003 from $4.2 million for the same period in 2002. The average balance of interest-bearing deposits increased from $367.5 million for the three months ended March 31, 2002 to $399.6 million for the three months ended March 31, 2003. The average cost of deposits decreased 63 basis points from 3.13% for the quarter ended March 31, 2002 to 2.50% for the same period in 2003, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $5.0 million to $93.0 million for the three months ended March 31, 2003 from $98.0 million for the three months ended March 31, 2002. The cost of such borrowings decreased by 23 basis points to 5.33% for the quarter ended March 31, 2003 from 5.56% for the same period in 2002. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $4.5 million for the quarter ended March 31, 2002 to $4.8 million for the same period ended March 31, 2003. Average interest-earning assets increased $33.1 million from $485.7 million for the quarter ended March 31, 2002 to $518.8 million for the quarter ended March 31, 2003, while the average yield on those interest-earning assets decreased from 7.18% for 2002 to 6.60% for 2003. Average interest-bearing liabilities increased by $27.1 million to $492.6 million for the quarter ended March 31, 2003 from $465.5 million for the quarter ended March 31, 2002, while the cost of those interest-bearing liabilities decreased from 3.64% in 2002 to 3.03% in 2003.

Provision for Loan Losses
The Corporation's provision for loan losses was $193,000 for the quarter ended March 31, 2003, as compared to $275,000 for the same period in 2002. Decreases in the Bank's land, commercial real estate and business loan portfolios, precipitated the decreases in the provision for loan losses for the current period. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income
Total non-interest income increased from $1.9 million for the quarter ended March 31, 2002 to $2.7 million for the quarter ended March 31, 2003. Gain on sale of loans, increased $444,000 over the same period in 2002, due to the declining interest rate environment, resulting in an increased refinance market and to an increase in the number of residential construction loans that were modified and sold in the secondary market. Other service charges and fees increased from $292,000 for the three months ended March 31, 2002 to $393,000 for the same period ended March 31, 2003, primarily due to declining interest rates that helped boost the purchase and refinance markets. Service charges on deposit accounts increased $195,000 due to an increase in fees charged.

Non-interest Expense
Total non-interest expense increased $828,000 or 21.5% over the periods compared. Compensation and benefits increased $545,000, as a result of higher indirect administrative costs related to the higher levels of construction lending activities. Occupancy and equipment expense increased $40,000 while professional fees increased $32,000 over the periods compared due to expenses incurred, an increased reliance on consultants, where appropriate, and the increased cost of outside auditors. Data processing increased $33,000 to $256,000 for the period ended March 31, 2003, due to the delivery of additional data processing related services to our customer base.

Income Tax Expense
Income taxes increased by $140,000 to $1.0 million for the quarter ended March 31, 2003 from $898,000 for the same period in 2002, which was primarily due to an increase of $385,000 in pre-tax income.

           COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                   Six Months Ended March 31,
                                         -------------------------------------------------------------------------------
                                             2003                                    2002
                                         -------------------------------------------------------------------------------
                                                                     Interest                                Interest
                                              Average                Yields &         Average                Yields &
                                              Balance   Interest     Rates (1)        Balance   Interest     Rates (1)
                                         -------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 415,082   $ 15,905        7.66 %      $ 377,854   $ 15,633        8.27 %
     Mortgage-backed securities                45,582        962        4.22           51,762      1,210        4.68
     Investment securities (3)                 54,404        625        2.30           52,239        694        2.66
                                         ------------------------                ------------------------
          Total interest-earning assets       515,068     17,492        6.79          481,855     17,537        7.28
                                                      -----------------------                 -----------------------
          Other assets                         29,523                                  26,273
                                         -------------                           -------------
Total assets                                $ 544,591                               $ 508,128
                                         =============                           =============

Liabilities:
     Interest-bearing deposits              $ 395,608    $ 5,192        2.62 %      $ 356,512    $ 6,111        3.43 %
     Borrowings                                94,401      2,562        5.43          103,758      2,999        5.78
                                         ------------------------                ------------------------
          Total interest-bearing
            liabilities                       490,009      7,754        3.16 %        460,270      9,110        3.96
                                                      -----------------------                 -----------------------
     Other liabilities                          7,115                                   5,236
                                         -------------                           -------------
          Total liabilities                   497,124                                 465,506
Stockholders' equity                           47,467                                  42,622
                                         -------------                           -------------

Total liabilities and stockholders'
  equity                                    $ 544,591                               $ 508,128
                                         =============                           =============

Net interest income                                      $ 9,738                                 $ 8,426
Net spread (4)                                                          3.63 %                                  3.32 %
Net margin (5)                                                          3.78 %                                  3.42 %
Ratio of average interest-earning assets
  to average interest-bearing liabilities   1.05X                                   1.04X

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


Net Income
The Corporation recorded net income of $3.3 million for the six months ended March 31, 2003, as compared to net income of $2.9 million for the six months ended March 31, 2002. This increase in net income was $411,000 or 14.1%. The increase in net income for six months ended March 31, 2003 was mainly the result of increases in net interest income partially offset by increases in non-interest expense. Net interest income increased $1.3 million in the second quarter of fiscal 2003, an increase of 15.6% over second quarter 2002. Such an increase in net interest income was mainly the result of a 80 basis point decline in average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Non-interest income was 57.7% of non-interest expense for the period.

Total Interest Income
Total interest income decreased by $45,000 to $17.5 million for the six months ended March 31, 2003. The average yield on loans decreased to 7.66% for the six months ended March 31, 2003 from 8.27% for the six months ended March 31, 2002. During the same period, the average yield on mortgage-backed securities decreased 46 basis points. The average balance of investment securities increased to $54.4 million for the quarter ended March 31, 2003 from $52.2 million for the six months ended March 31, 2002. The average yield decreased from 2.66% for the six months ended March 31, 2002 to 2.30% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $7.8 million for the six months ended March 31, 2003 from $9.1 million for the same period in 2002. The average balance of interest-bearing deposits increased from $356.5 million for the six months ended March 31, 2002 to $395.6 million for the six months ended March 31, 2003. The average cost of deposits decreased 81 basis points from 3.43% for the six months ended March 31, 2002 to 2.62% for the same period in 2003, as the rates offered by the Bank decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $9.4 million to $94.4 million for the six months ended March 31, 2003 from $103.8 million for the six months ended March 31, 2002. The cost of such borrowings decreased by 35 basis points to 5.43% for the six months ended March 31, 2003 from 5.78% for the same period in 2002. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $8.4 million for the six months ended March 31, 2002 to $9.7 million for the same period ended March 31, 2003. Average interest-earning assets increased $33.2 million from $481.9 million for the six months ended March 31, 2002 to $515.1 million for the six months ended March 31, 2003, while the average yield on those interest-earning assets decreased from 7.28% for 2002 to 6.79% for 2003. Average interest-bearing liabilities increased by $29.7 million to $490.0 million for the six months ended March 31, 2003 from $460.3 million for the six months ended March 31, 2002, while the cost of those interest-bearing liabilities decreased from 3.96% in 2002 to 3.16% in 2003.

Provision for Loan Losses
The Corporation's provision for loan losses was $481,000 for the six months ended March 31, 2003, as compared to $425,000 for the same period in 2002. Increases in the Bank's charge-offs for residential construction loans, coupled with a decrease in the Bank's land, commercial real estate and business loans, precipitated the increases in the provision for loan losses for the current period. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                         For the Six Months
                                                          Ended March 31,
                                                       --------------------
                                                           2003        2002
                                                       --------------------
                                                      (dollars in thousands)

 Average loans outstanding                             $415,082    $377,854
                                                       --------------------
 Allowance balance (beginning of period)               $  1,681    $  1,541
                                                       --------------------
 ING branch acquisition                                $      -    $    274
 Provision (credit):
      Residential and construction                          143           -
      Land and commercial real estate                       107           -
      Commercial and agricultural business                  208         200
      Consumer                                               23         225
                                                       --------------------
           Total provision                                  481         425
 Charge-offs:
      Residential and construction                          153           -
      Land and commercial real estate                        73
      Commercial and agricultural business                  160         276
      Consumer                                              168         335
                                                       --------------------
           Total charge-offs                                554         611
 Recoveries:
      Residential and construction                            -           -
      Land and commercial real estate                         -           -
      Consumer                                               51           9
                                                       --------------------
           Total recoveries                                  51           9
                                                       --------------------
 Net charge-offs                                            503         602
                                                       --------------------
 Allowance balance (end of period)                     $  1,659    $  1,638
                                                       ====================
 Allowance as percent of net loans                         0.41%       0.43%
 Net loans charged off as a percent of average loans       0.13%       0.16%



Included in the agricultural loan provision was $100,000 for an impaired loan.

Non-interest Income
Total non-interest income increased from $4.5 million for the six months ended March 31, 2002 to $5.2 million for the six months ended March 31, 2003. Other service charges and fees increased from $662,000 for the six months ended March 31, 2002 to $814,000 for the same period ended March 31, 2003, primarily due to declining interest rates that helped boost the purchase and refinance markets. Gain on sale of loans, net increased $222,000 over the same period in 2002, due to the declining interest rate environment, resulting in an increased refinance market. Service charges on deposit accounts increased $357,000 due to an increase in fees charged.

Non-interest Expense
Total non-interest expense increased $1.4 million or 17.8% over the periods compared. Compensation and benefits increased $951,000, as a result of higher indirect administrative costs related to the higher levels of construction lending activities. Occupancy and equipment expense increased $85,000 while professional fees increased $83,000 over the periods compared due to expenses incurred, an increased reliance on consultants, where appropriate, and the increased cost of outside auditors. Data processing increased $66,000 to $490,000 for the six months ended March 31, 2003, due to the delivery of additional data processing related services to our customer base.

Income Tax Expense
Income taxes increased by $231,000 to $2.1 million for the six months ended March 31, 2003 from $1.9 million for the same period in 2002, which was primarily due to an increase of $642,000 in pre-tax income.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending March 31, 2003 is approximately $184.6 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At March 31, 2003, the Bank had outstanding loan commitments of $9.5 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 6.3%, 7.8%, 3.8% and 4.2%, respectively.

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

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at March 31, 2003. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 21, 2003 and the following matters were voted upon.

                  Proposal I- Election of Directors for terms to expire in 2006

                                              FOR            WITHHELD
                                              ---            --------

                  Sever B. Knutson          2,150,636         13,942
                  George B. Loban           2,149,436         15,142

                  Proposal II- To ratify the appointment of Larson Allen Weishair & Co., LLP as independent accountants of the Company for the fiscal year ending September 30, 2003.

                              FOR                  AGAINST         ABSTAIN
                              ---                  -------         -------

                           2,161,791                 510            2,277

ITEM 5.           OTHER INFORMATION

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

      (b) None.

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


                                             FSF FINANCIAL CORP.




Date:  May 8, 2003                           By: /s/ Donald A. Glas
                                                 -------------------------------
                                                 Donald A. Glas
                                                 Chief Executive Officer






Date:  May 8, 2003                           By: /s/ Richard H. Burgart
                                                 -------------------------------
                                                 Richard H. Burgart
                                                 Chief Financial Officer

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



Date:    May 8, 2003                                 /s/Donald A. Glas
                                                     ---------------------------
                                                        Donald A. Glas
                                                        Chief Executive Officer

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


Date:    May 8, 2003                                 /s/ Richard H. Burgart
                                                     ---------------------------
                                                     Richard H. Burgart
                                                     Chief Financial Officer