Form 10-Q
period 2003-06-30
FSF FINANCIAL CORP
filed 2003-08-08
CIK 924370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ______________
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended                   June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 8, 2003.
                                                   -------------


       Class                                                 Outstanding
       -----                                                 -----------
$.10 par value common stock                               2,340,737 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.           Financial Statements                                       1
Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9
Item 3.           Quantitative and Qualitative Disclosures About Market
                      Risk                                                  18
Item 4.           Controls and Procedures                                   18

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                         19
Item 2.           Changes in Securities and Use of Proceeds                 19
Item 3.           Defaults Upon Senior Securities                           19
Item 4.           Submission of Matters to a Vote of Security Holders       19
Item 5.           Other Information                                         19
Item 6.           Exhibits and Reports on Form 8-K                          19

SIGNATURES                                                                  20

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       At                At
                                                                                    June 30,        September 30,
                                                                                      2003              2002
                                                                                ------------------------------------
                                                                                 (in thousands, except share data)
                                    ASSETS
                                    ------
Cash and cash equivalents                                                             $    53,799       $    14,615
Securities available for sale, at fair value
     Equity securities                                                                     12,059            12,046
     Mortgage-backed and related securities                                                37,073            29,196
     Debt securities                                                                       12,863                 -
Securities held to maturity, at amortized cost:
     Debt securities (fair value of $13,150)                                                    -            12,447
     Mortgage-backed and related securities (fair value of $20,724)                             -            20,679
Restricted stock                                                                            5,925             5,925
Loans held for sale                                                                        33,261            29,242
Loans receivable, net                                                                     362,752           382,690
Foreclosed real estate                                                                      1,095               122
Accrued interest receivable                                                                 3,893             4,436
Premises and equipment                                                                      6,348             6,005
Other assets                                                                                9,418             9,690
Goodwill                                                                                    3,883             3,883
Identifiable intangibles                                                                    1,056             1,184
                                                                                ------------------------------------

          Total assets                                                                $   543,425       $   532,160
                                                                                ====================================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Demand deposits                                                                  $    67,669       $    62,687
     Savings accounts                                                                      88,181            89,037
     Certificates of deposit                                                              238,224           230,200
                                                                                ------------------------------------
          Total deposits                                                                  394,074           381,924

     Federal Home Loan Bank borrowings                                                     93,000            98,000
     Advances from borrowers for taxes and insurance                                          202               352
     Other liabilities                                                                      5,814             6,003
                                                                                ------------------------------------
          Total liabilities                                                               493,090           486,279
                                                                                ------------------------------------

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                                             -                 -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                                                  450               450
     Additional paid in capital                                                            43,531            43,101
     Retained earnings, substantially restricted                                           38,171            35,214
     Treasury stock at cost (2,171,590 and 2,197,763 shares)                              (31,586)          (31,621)
     Unearned ESOP shares at cost (13,546 and 54,891 shares)                                 (135)             (549)
     Unearned MSP stock grants at cost (42,164 and 42,164 shares)                            (448)             (448)
     Accumulated other comprehensive income (loss)                                            352              (266)
                                                                                ------------------------------------
          Total stockholders' equity                                                       50,335            45,881
                                                                                ------------------------------------

          Total liabilities and stockholders' equity                                  $   543,425       $   532,160
                                                                                ====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                     Three Months                 Nine Months
                                                                    Ended June 30,              Ended June 30,
                                                                ------------------------    ------------------------
                                                                   2003        2002            2003        2002
                                                                ------------------------    ------------------------
                                                                       (in thousands, except per share data)
Interest income:
     Loans receivable                                               $ 7,399     $ 7,698         $23,304     $23,331
     Mortgage-backed and related securities                             385         641           1,347       1,851
     Investment securities                                              394         338           1,019       1,032
                                                                ------------------------    ------------------------
          Total interest income                                       8,178       8,677          25,670      26,214
Interest expense:
     Deposits                                                         2,293       2,710           7,485       8,820
     Borrowed funds                                                   1,256       1,379           3,818       4,378
                                                                ------------------------    ------------------------
          Total interest expense                                      3,549       4,089          11,303      13,198
                                                                ------------------------    ------------------------
          Net interest income                                         4,629       4,588          14,367      13,016
     Provision for loan losses                                          305         203             786         628
                                                                ------------------------    ------------------------
          Net interest income after provision for loan losses         4,324       4,385          13,581      12,388
                                                                ------------------------    ------------------------
Non-interest income:
     Gain on sale of loans, net                                       1,269         887           3,701       3,097
     Other service charges and fees                                     461         344           1,275       1,006
     Service charges on deposit accounts                                663         444           1,873       1,297
     Commission income                                                  303         281             895         809
     Other                                                              102         101             265         310
                                                                ------------------------    ------------------------
          Total non-interest income                                   2,798       2,057           8,009       6,519
                                                                ------------------------    ------------------------
Non-interest expense:
     Compensation and benefits                                        2,793       2,428           8,500       7,114
     Occupancy and equipment                                            449         374           1,256       1,096
     Deposit insurance premiums                                          16          16              47          45
     Data processing                                                    254         241             744         665
     Professional fees                                                  186         157             466         354
     Other                                                              904         907           2,613       2,512
                                                                ------------------------    ------------------------
          Total non-interest expense                                  4,602       4,123          13,626      11,786
                                                                ------------------------    ------------------------
          Income before provision for income taxes                    2,520       2,319           7,964       7,121

Income tax expense                                                      894         893           3,022       2,790
                                                                ------------------------    ------------------------

          Net income                                                $ 1,626     $ 1,426         $ 4,942     $ 4,331
                                                                ========================    ========================

Basic earnings per share                                            $  0.72     $  0.65         $  2.21     $  1.99
Diluted earnings per share                                          $  0.68     $  0.61         $  2.09     $  1.89
Cash dividend declared per common share                             $  0.30     $  0.25         $  0.90     $  0.75

Comprehensive income                                                $ 1,644     $ 1,641         $ 5,560     $ 4,349
                                                                ========================    ========================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months                Nine Months
                                                                             Ended June 30,              Ended June 30,
                                                                        -------------------------   -------------------------
                                                                            2003        2002           2003         2002
                                                                        -------------------------   -------------------------
                                                                                           (in thousands)
Cash flows from operating activities:
     Net income                                                              $ 1,626    $  1,426       $  4,942     $  4,331
     Adjustments to reconcile net income to net cash
       used by operating activities
     Depreciation                                                                230         186            646          524
     Net amortization of discounts and premiums                                   (8)        (44)           (98)        (144)
     Provision for loan losses                                                   305         203            786          628
     Net market value adjustment on ESOP shares                                   89          45            247          121
     Amortization of ESOP and MSP stock compensation, net of taxes               136         114            414          371
     Amortization of intangibles                                                  43         125            128          323
     Net loan fees deferred and amortized                                        (98)        163           (355)         102
     Net change in loans held for sale                                          (270)      1,459           (318)      (1,696)
     Gain of sale of loans, net                                               (1,269)       (887)        (3,701)      (3,097)
     (Increase) decrease in:
          Accrued interest receivable                                           (264)        (72)           543          701
          Other assets                                                           188          51            321            5
     (Decrease) in other liabilities                                             335         656           (189)          33
                                                                        -------------------------   -------------------------
Net cash provided by operating activities                                      1,043       3,425          3,366        2,202
                                                                        -------------------------   -------------------------

Cash flows from investing activities:
     Loan originations and principal repayments on loans, net                  3,858      (4,457)        14,208        9,535
     Proceeds from the sale of agricultural loans                              3,669       1,241          3,823        1,968
     Purchase of loans                                                             -      (3,790)             -      (17,286)
     Principal repayments on mortgage-related securities held to
       maturity                                                                    -         780          2,178        3,919
     Purchase of available for sale securities                                (2,968)          -         (7,030)      (2,992)
     Principal repayments and proceeds from maturities of
          securities available for sale                                        8,594       3,588         18,364        4,286
     Purchase of ING branch, net of deposits assumed                               -           -              -       17,589
     Investment in foreclosed property                                          (131)          -           (143)          (9)
     Proceeds from sale of REO                                                   321           -            571            -
     Purchase of equipment and property improvements                            (175)       (139)          (989)        (446)
                                                                        -------------------------   -------------------------
Net cash provided (used by) investing activities                             $13,168    $ (2,777)      $ 30,982     $  16,564
                                                                        -------------------------   -------------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                              Three Months                Nine Months
                                                                             Ended June 30,              Ended June 30,
                                                                        -------------------------   -------------------------
                                                                            2003        2002           2003         2002
                                                                        -------------------------   -------------------------
                                                                                           (in thousands)
Cash flows from financing activities:
     Net increase (decrease) in deposits                                   $ (8,826)   $ (9,023)        $12,216      $ 1,697
     FHLB advances                                                                -           -               -       10,000
     Payments on FHLB advances                                                    -           -          (5,000)     (25,500)
     Net decrease in mortgage escrow funds                                     (108)       (164)           (150)        (218)
     Treasury stock purchased                                                   (26)       (679)           (872)      (1,435)
     Net proceeds from exercise of stock options                                102         440             627          599
     Dividends on common stock                                                 (669)       (550)         (1,985)      (1,633)
                                                                        -------------------------   -------------------------
Net cash provided (used by) financing activities                             (9,527)     (9,976)          4,836      (16,490)
                                                                        -------------------------   -------------------------

Net increase (decrease) in cash and cash equivalents                          4,685      (9,328)         39,184        2,276

Cash and cash equivalents
     Beginning of period                                                     49,114      24,198          14,615       12,594
                                                                        -------------------------   -------------------------
     End of period                                                         $ 53,799     $14,870         $53,799      $14,870
                                                                        =========================   =========================

Supplemental disclosures of cash flow information:
     Cash payments for:
        Interest on advances and other borrowed money                      $  1,255     $  1,382        $ 3,817      $ 4,378
        Interest on deposits                                               $  2,316     $  2,576        $ 7,963      $ 9,101
        Income taxes                                                       $    770     $    854        $ 3,144      $ 2,711

Supplemental schedule of non-cash investing and financing activities:
    Foreclosed real estate                                                 $    859     $     53        $ 1,410      $   192
    Transfer of securities from held-to-maturity to available-for-sale     $      -     $      -        $30,462      $     -
    Unrealized gain on available-for-sale securities transferred,
     net of tax                                                            $      -     $      -        $   561      $     -

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and nine months ended June 30, 2003 include the accounts of FSF Financial Corp. (the "Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. (the "Agency") and First Federal fsb (the "Bank"), with its wholly owned subsidiaries, Firstate Services and Homeowners Mortgage Corporation ("HMC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles ("GAAP"). However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2002.

NOTE 3- BUSINESS SEGMENTS
         The Corporation is a holding company whose affiliated companies provide financial services. The Agency is a property and casualty insurance agency. The Bank is a community financial institution attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage, construction, consumer, commercial and agricultural loans. Firstate Services is an investment services company. HMC, a mortgage banking entity, has become an integral part of the Bank's lending and fee income function. At June 30, 2003, the Bank operated 13 retail-banking offices in Minnesota. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies, therefore undergoing periodic examinations by those regulatory authorities.

         The Corporation's operating segments are business units that offer different products and services that are marketed through different channels. Firstate Services, the Agency and FSF Financial Corp., did not meet the quantitative thresholds for determining reportable segments and therefore are included in the "other" category. Management has identified the Bank and HMC's banking activity as aggregated components of a reportable business segment.

                                                                                                         Consolidated
                                                                    Banking      Other     Eliminations     Total
                                                                  --------------------------------------------------
        As of and for the three months ended June 30, 2003
        From operations:
             Interest income from external sources                   $  8,174    $    4     $     -       $ 8,178
             Non-interest income from external sources                  2,581       217           -         2,798
             Inter-segment interest income                                  -     3,005      (3,005)            -
             Interest expense                                           3,549         -           -         3,549
             Provisions for loan losses                                   305         -           -           305
             Depreciation and amortization                                266         7           -           273
             Other non-interest expense                                 3,947       387          (5)        4,329
             Income tax expense (benefit)                               1,004      (110)          -           894
                                                                  --------------------------------------------------
             Net income                                              $  1,684    $2,942     $(3,000)      $ 1,626
                                                                  ==================================================

                                                                                                        Consolidated
                                                                    Banking      Other    Eliminations     Total
                                                                  --------------------------------------------------
        As of and for the three months ended June 30, 2002
        From operations:
             Interest income from external sources                 $  8,673      $    4    $      -      $  8,677
             Non-interest income from external sources                1,868         189           -         2,057
             Inter-segment interest income                                -       2,008      (2,008)            -
             Interest expense                                         4,089           -           -         4,089
             Provisions for loan losses                                 203           -           -           203
             Depreciation and amortization                              301           9           -           310
             Other non-interest expense                               3,533         288          (8)        3,813
             Income tax expense (benefit)                               917         (24)          -           893
                                                                  --------------------------------------------------
             Net income                                            $  1,498      $1,928    $ (2,000)     $  1,426
                                                                  ==================================================
                                                                                                        Consolidated
                                                                    Banking      Other    Eliminations     Total
                                                                  --------------------------------------------------
        As of and for the nine months ended June 30, 2003
        From operations:
             Interest income from external sources                 $ 25,661      $     9   $      -      $ 25,670
             Non-interest income from external sources                7,394          615          -         8,009
             Inter-segment interest income                                -        3,014     (3,014)            -
             Interest expense                                        11,303            -          -        11,303
             Provisions for loan losses                                 786            -          -           786
             Depreciation and amortization                              753           23          -           776
             Other non-interest expense                              11,832        1,032        (14)       12,850
             Income tax expense (benefit)                             3,227         (205)         -         3,022
                                                                  --------------------------------------------------
             Net income                                            $  5,154      $ 2,788   $ (3,000)     $  4,942
                                                                  ==================================================

        Total Assets                                               $540,836      $45,913   $(43,324)     $543,425
                                                                  ==================================================
                                                                                                        Consolidated
                                                                    Banking      Other    Eliminations     Total
                                                                  --------------------------------------------------
        As of and for the nine months ended June 30, 2002
        From operations:
             Interest income from external sources                 $ 26,202      $   12     $     -      $ 26,214
             Non-interest income from external sources                5,950         569           -         6,519
             Inter-segment interest income                                -       2,030      (2,030)            -
             Interest expense                                        13,198           -           -        13,198
             Provisions for loan losses                                 628           -           -           628
             Depreciation and amortization                              820          27           -           847
             Other non-interest expense                              10,171         798         (30)       10,939
             Income tax expense (benefit)                             2,856         (66)          -         2,790
                                                                  --------------------------------------------------
             Net income                                            $  4,479      $1,852    $ (2,000)     $  4,331
                                                                  ==================================================

        Total Assets                                               $509,935     $40,966    $(38,917)     $511,984
                                                                  ==================================================

NOTE 4- EARNINGS PER SHARE
         The earnings per share amounts are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares outstanding for basic and diluted earnings per share computation for the quarter ended June 30, 2002 were 2,182,167 and 2,322,339, respectively. For the same period in 2003, the numbers of shares outstanding for basic and diluted earnings per share computation were 2,264,577 and 2,400,251, respectively. For the nine months ended June 30, 2002, the weighted average number or shares outstanding for basic and diluted earnings per share computation were 2,172,290 and 2,291,896, respectively. For the same period in 2003, the numbers of shares outstanding for basic and diluted earnings per share were 2,241,262 and 2,370,045, respectively. The difference between the basic and diluted earnings per share denominator is the effect of stock based compensation plans.

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

                                                                      Three Months                 Nine Months
                                                                     Ended June 30,              Ended June 30,
                                                                 ------------------------    ------------------------
                                                                    2003        2002            2003        2002
                                                                 ------------------------    ------------------------
                                                                                   (in thousands)
Net income, as reported                                            $ 1,626     $ 1,426         $ 4,942     $ 4,331
Deduct:
     Total stock-based  employee  compensation expense
      determined under the fair value based method for all
      awards, net of related tax effects                                 -           -              77          24
                                                                 ------------------------    ------------------------
Pro-forma net income                                               $ 1,626     $ 1,426         $ 4,865     $ 4,307
                                                                 ========================    ========================

Earnings per share:
     Basic, as reported                                           $   0.72     $  0.65         $  2.21     $  1.99
     Basic, pro-forma                                             $   0.72     $  0.65         $  2.17     $  1.98
     Diluted, as reported                                         $   0.68     $  0.61         $  2.09     $  1.89
     Diluted, pro-forma                                           $   0.68     $  0.61         $  2.05     $  1.88

         On November 19, 2002, the Corporation awarded 1,250 stock options from the 1994 stock option plan and 20,687 stock options from the 1998 stock option plan. The awards may be exercised over a ten-year period at an exercise price of $23.00, the fair value of the Corporation's stock on the date of the option grant. In addition, 62,621 options were exercised at various prices in the current fiscal year.

NOTE 6- EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
         Goodwill Accounting Changes
         The Corporation  adopted  Statement of Financial  Accounting  Standards
         (SFAS) Statement No. 142, Goodwill and Other Intangible Assets, on October 1, 2002. Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of the Statement.

         Pursuant to SFAS No. 147,  which  amended  SFAS No. 72  Accounting  for
         Certain Acquisitions of Banking and Thrift Institutions, the unidentifiable intangible goodwill recognized (i.e. the unamortized excess of the fair value of liabilities assumed over the fair value of assets acquired) was reclassified as goodwill as of the date that SFAS 142 was applied. Note that as of such date, the carrying amount of core deposit intangible (for which individual accounting records have been kept) is recorded separately and continues to be amortized. Reclassified goodwill is now accounted for in accordance with SFAS 142, thus effectively, amortization ceased as of October 1, 2002.

         Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. In the event of impairment, an impairment loss would be recognized in an amount equal to that excess. SFAS No. 142 requires a two step impairment test to identify potential goodwill impairment and measure the amount of the goodwill impairment loss to be recognized. The two step impairment test is summarized as follows:

          1. Compare the fair value of the reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and no second step is required.

          2. To measure the amount of impairment loss, compare the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. The impairment loss shall equal the excess of carrying value over fair value.

         Goodwill was tested for impairment on May 1, 2003 and its fair value exceeded the carrying value. Amortization of goodwill for the three and nine months ended June 30, 2002 was $72,000 and $166,000, respectively. On a pro-forma basis, net income without goodwill amortization for the same periods would have been $1.4 million and $4.4 million, while basic earnings per share would have been $0.62 and $1.92, respectively.

NOTE 7- COMPREHENSIVE INCOME
         Comprehensive income consists of net income and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles in the United States of America, is excluded from net income. For the Corporation, the difference between net income and comprehensive income consists of the change, for the periods reported, in unrealized gains and losses on securities available for sale, net of tax.

         At September 30, 2002, the Bank had a total of $33.1 million of securities that were classified as held-to-maturity. During the quarter ended December 31, 2002, the Bank transferred all of the securities to available-for-sale in accordance with SFAS 115 and SFAS 130. In order to remain within the held-to-maturity classification, the Bank must have the ability and intent to hold the securities to maturity. Although the Bank still has the ability to hold the securities to maturity, the intent to hold the securities to maturity no longer exists. Based upon a review of interest rates, potential liquidity needs, interest rate risk characteristics of the securities and other factors, management has determined that it would be in the best interest of the Bank to transfer the securities. This will provide greater flexibility in dealing with changing economic circumstances. The following table provides information regarding the impact of the transfer on comprehensive income.

                                                                      Three Months               Nine Months
                                                                     Ended June 30,             Ended June 30,
                                                              ------------------------------------------------------
                                                                  2003         2002           2003         2002
                                                              ------------------------------------------------------
                                                                                 (in thousands)
Net income                                                      $  1,626     $  1,426       $  4,942     $  4,331
Other comprehensive income
     Unrealized holding gains on securities transferred
        from held to maturity, net of tax expense                      -            -            561            -
     Unrealized holding gains (losses) during the period              23          361             89           22
     Tax (expense) benefit                                            (5)        (146)           (32)          (4)
                                                              ------------------------------------------------------

Comprehensive income                                            $  1,644     $  1,641       $  5,560     $  4,349
                                                              ======================================================

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

GENERAL

The Corporation's total assets at June 30, 2003 and September 30, 2002 totaled $543.4 million and $532.2 million, respectively. This increase of $11.2 million was primarily the result of an increase in cash and cash equivalents, offset in part by a reduction in the outstanding loan balances.

Cash and cash equivalents increased $39.2 million from $14.6 million at September 30, 2002 to $53.8 million at June 30, 2003, mainly due to principal repayments on investments and loans plus new deposits. The Corporation utilizes this excess liquidity to fund loan originations.

During the quarter ended December 31, 2002, the Corporation transferred all its held-to-maturity debt securities and mortgage-backed and related securities to the available-for-sale category. The net carrying amount of these securities at the time of transfer was $31.0 million and the unrealized gain, net of income taxes, was $561,000 (see Note 7 to financial statements). During this fiscal year, $7.0 million of available-for-sale securities were purchased.

Loans held for sale increased $4.1 million to $33.3 million at June 30, 2003 from $29.2 million at September 30, 2002. As of June 30, 2003, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable decreased $19.9 million to $362.8 million at June 30, 2003 from $382.7 million at September 30, 2002. The balance of land and commercial real estate loans decreased by $17.1 million, consumer loans increased by $919,000, one-to-four family loans decreased $11.6 million and commercial business loans decreased $6.6 million. The decrease in loans was the result of prepayments and refinancing activity due to the lower interest rate environment. Construction loans increased from $239.2 million at September 30, 2002 to $260.2 million at June 30, 2003. During that period, the Bank also sold $3.8 million of agricultural loans to Farmer Mac, an agency of the federal government. These loans were sold, with servicing retained, in order to allow the Bank to expand their agricultural lending base without increasing the overall percentage of agricultural loans.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                                  Three Months                   Nine Months
                                                                 Ended June 30,                Ended June 30,
                                                            --------------------------    --------------------------
                                                                2003         2002             2003         2002
                                                            --------------------------    --------------------------
                                                                                (in thousands)
Loans originated:
     One-to-four family residential mortgages                 $ 65,051     $ 22,798        $ 183,125    $ 105,321
     Residential construction                                   66,698       69,428          157,965      172,169
     Land                                                            -        2,500                -        4,850
     Agricultural                                               10,819       16,153           42,133       46,740
     Commercial business & real estate                           4,271        5,346           18,141       12,805
     Consumer                                                    4,985        6,651           27,015       16,411
                                                            --------------------------    --------------------------
          Total loans originated                               151,824      122,876          428,379      358,296
                                                            --------------------------    --------------------------
Loans purchased:
     Commercial business                                             -        3,790                -       17,286
                                                            --------------------------    --------------------------
Total new loans                                              $ 151,824    $ 126,666        $ 428,379    $ 375,582
                                                            ==========================    ==========================
Acquired in ING branch acquisition                           $       -    $       -        $       -    $  28,806
                                                            ==========================    ==========================
Total loans sold                                             $  89,989    $  37,736        $ 251,364    $ 153,559
                                                            ==========================    ==========================

The following table sets forth the composition of the Bank's loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                     June 30,                        September 30,
                                                       2003                              2002
                                                --------------------------------------------------------------------
                                                      Amount              %             Amount              %
                                                --------------------------------------------------------------------
                                                                      (dollars in thousands)
Residential real estate:
     One-to-four family (1)                       $     60,005         12.0%        $     71,625         13.9%
     Residential construction                          260,242         51.9%             239,155         46.3%
     Multi-family                                        8,297          1.7%              10,095          2.0%
                                                ---------------------------------------------------------------
                                                       328,544         65.6%             320,875         62.1%

Agricultural loans                                      55,977         11.2%              56,129         10.9%
Land and commercial real estate                         38,141          7.6%              55,270         10.7%
Commercial business                                     19,945          4.0%              26,556          5.1%
                                                ---------------------------------------------------------------
                                                       114,083         22.8%             137,955         26.7%

Consumer loans:
     Home equity and second mortgages                   22,313          4.5%              27,543          5.3%
     Automobile loans                                   12,659          2.5%               9,172          1.8%
     Other                                              23,419          4.7%              20,757          4.0%
                                                ---------------------------------------------------------------
Total consumer loans                                    58,391         11.7%              57,472         11.1%
                                                ---------------------------------------------------------------
          Total loans                                  501,018        100.0%             516,302        100.0%
                                                                      =====                             =====
Less:
     Loans in process                                 (102,908)                         (101,854)
     Deferred fees                                        (481)                             (835)
     Allowance for loan losses                          (1,616)                           (1,681)
                                                ---------------              --------------------
         Total loans, net                         $    396,013                      $    411,932
                                                ===============              ====================

-------------------------------
(1) Includes loans held for sale in the amount of $33.3 million and $29.2 million as of June 30, 2003 and September 30, 2002.

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the collateral for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such an evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses accounts that are determined to be uncollectible, experience indicates that at any point in time, inherent losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize inherent credit risk.

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

The Bank believes it has established its existing allowance for loan losses in accordance with GAAP. The allowance for loan losses is evaluated based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors. From period to period, the outstanding balance in various loan categories will increase and decrease thereby increasing or decreasing the amount of the allowance attributable to particular categories. Management believes that the resulting level of the allowance for loan losses reflects an adequate reserve against inherent losses in the loan portfolio. However, there can be no assurance that banking regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses or that a deteriorating real estate market or other unforeseen economic changes may cause an increase in allowance for loan losses. This is likely to negatively affect the Bank's financial condition and earnings.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated:

                                                                               June 30,       September 30,
                                                                                 2003              2002
                                                                           -----------------------------------
                                                                                 (dollars in thousands)
        Loans accounted for on a non-accrual basis:
        Mortgage loans:
             Residential construction loans                                      $     3,762       $    3,133
             Permanent loans secured by one-to-four family units                         496              482
             Non-residential loans                                                         -               74
        Non- mortgage loans:
             Commercial and agricultural                                                 380              647
             Consumer                                                                    527              537
                                                                           -----------------------------------
        Total non-accrual loans                                                        5,165            4,873
        Foreclosed real estate                                                         1,095              122
                                                                           -----------------------------------
        Total non-performing assets                                              $     6,260       $    4,995
                                                                           ===================================
        Total non-performing loans to net loans                                        1.30%            1.18%
                                                                           ===================================
        Total non-performing loans to total assets                                     0.95%            0.92%
                                                                           ===================================
        Total non-performing assets to total assets                                    1.15%            0.94%
                                                                           ===================================

The residential construction loans are comprised of 24 loans. The outstanding balance of the loans ranges from $45,000 to $354,000. The loan-to-value ratios of the loans range between 53% and 97%. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. There are 5 permanent loans secured by one-to-four family residential units that range from $14,000 to $134,000. Commercial and agricultural loans are comprised of 8 loans. The outstanding values of these loans range from $1,000 to $90,000. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. The consumer loan total is made up of 22 loans that range from $1,000 to $97,000. The foreclosed real estate consists of 6 construction loans with balances between $130,000 and $301,000, all of which are carried at the lower of fair value or cost.

Deposits, after interest credited, increased $12.2 million from $381.9 million at September 30, 2002 to $394.1 million at June 30, 2003. Overall cost of funds on deposits during the period decreased 56 basis points (100 basis points equals 1%) as a result of the Bank's attempt to maintain deposit rates consistent with competitors in the market place. Demand deposits increased $5.0 million or 7.9% from September 30, 2002 to June 30, 2003. Savings account balances decreased 1.0% during the same period, while certificates of deposit increased $8.0 million. The Bank utilized the increase in deposits to increase liquidity and to reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 36,448 shares of common stock which, when netted against 62,621 shares issued in connection with the exercise of stock options, decreased the number of treasury shares to 2,171,590 at June 30, 2003. Treasury shares are used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity increased $4.5 million since September 30, 2002 due to net income, the change in accumulated comprehensive income and amortization of ESOP shares. Total stockholder's equity was reduced by the amount of dividends paid during the nine months of the fiscal year. Accumulated other comprehensive income increased as a result of changes in the net unrealized gains on the available-for-sale securities due to fluctuations in interest rates (see Note 7 to financial statements). Because of interest rate volatility, the Corporation's accumulated other comprehensive income could materially fluctuate. Book value per share increased from $20.79 at September 30, 2002 to $22.14 at June 30, 2003.

          COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                                Three Months Ended June 30,
                                         ---------------------------------------------------------------------------
                                             2003                                  2002
                                         ---------------------------------------------------------------------------
                                                                 Interest                              Interest
                                           Average               Yields &        Average               Yields &
                                           Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
                                                                   (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 398,372   $ 7,399       7.43%       $ 383,296  $ 7,698     8.03%
     Mortgage-backed securities                39,795       385       3.87           51,522      641     4.98
     Investment securities (3)                 76,927       394       2.05           47,261      338     2.86
                                          ---------------------                  -------------------
          Total interest-earning assets       515,094     8,178       6.35          482,079    8,677     7.20
                                                        ------------------                   ----------------
          Other assets                         29,232                                27,108
                                         ------------                          ------------
Total assets                                $ 544,326                             $ 509,187
                                         ============                          ============

Liabilities:
     Interest-bearing deposits              $ 394,890   $ 2,293       2.32%       $ 361,621  $ 2,710     3.00%
     Borrowings                                93,000     1,256       5.40           98,000    1,379     5.63
                                          ---------------------                  -------------------
          Total interest-bearing              487,890     3,549       2.91%         459,621    4,089     3.56%
                                                        ------------------                   ----------------
     Other liabilities                          6,742                                 5,759
                                         ------------                          ------------
          Total liabilities                   494,632                               465,380
Stockholders' equity                           49,694                                43,807
                                         ------------                          ------------
Total liabilities and stockholders'
  equity                                    $ 544,326                             $ 509,187
                                         ============                          ============

Net interest income                                     $ 4,629                              $ 4,588
Net spread (4)                                                        3.44%                                  3.64%
Net margin (5)                                                        3.59%                                  3.81%
Ratio of average interest-earning assets
  to average interest-bearing liabilities    1.06X                                 1.05X

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

Net Income
The Corporation recorded net income of $1.6 million for the three months ended June 30, 2003, as compared to net income of $1.4 million for the three months ended June 30, 2002. This increase in net income was $200,000 or 14.0%. The increase in net income for third quarter 2003 was primarily the result of increases in net interest income and non-interest income, partially offset by increases in non-interest expense. Net interest income increased $41,000 in the third quarter of fiscal 2003, an increase of 1.0% over third quarter 2002. The increase in net interest income was primarily attributable to a 65 basis point decline in the average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Non-interest income was 60.8% of non-interest expense for the quarter.

Total Interest Income
Total interest income decreased by $499,000 to $8.2 million for the quarter ended June 30, 2003 from the comparable 2002 period. The average yield on loans decreased to 7.43% for the quarter ended June 30, 2003 from 8.03% for the quarter ended June 30, 2002. During the same period, the average yield on mortgage-backed securities decreased 111 basis points. The average balance of investment securities increased to $76.9 million for the quarter ended June 30, 2003 from $47.3 million for the quarter ended June 30, 2002, primarily as a result of loan repayments and deposit growth invested. The average yield on investment securities decreased from 2.86% for the three months ended June 30, 2002 to 2.05% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $3.5 million for the three months ended June 30, 2003 from $4.1 million for the same period in 2002. The average balance of interest-bearing deposits increased from $361.6 million for the three months ended June 30, 2002 to $394.9 million for the three months ended June 30, 2003. The average cost of deposits decreased 68 basis points from 3.00% for the quarter ended June 30, 2002 to 2.32% for the same period in 2003, as the rates offered by the Bank on deposits decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $5.0 million to $93.0 million for the three months ended June 30, 2003 from $98.0 million for the three months ended June 30, 2002. The cost of borrowings decreased by 23 basis points to 5.40% for the quarter ended June 30, 2003 from 5.63% for the same period in 2002. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income remained at $4.6 million for the quarters ended June 30, 2002 and June 30, 2003, respectively. Average interest-earning assets increased $33.0 million from $482.1 million for the quarter ended June 30, 2002 to $515.1 million for the quarter ended June 30, 2003, while the average yield on interest-earning assets decreased from 7.20% for 2002 to 6.35% for 2003. Average interest-bearing liabilities increased by $28.3 million to $487.9 million for the quarter ended June 30, 2003 from $459.6 million for the quarter ended June 30, 2002, while the cost of interest-bearing liabilities decreased from 3.56% in 2002 to 2.91% in 2003.

Provision for Loan Losses
The Corporation's provision for loan losses was $305,000 for the quarter ended June 30, 2003, compared to $203,000 for the same period in 2002. The increase in the provision for loan losses was primarily attributable to an increase in the Bank's charge-offs for residential construction loans. The allowance for loan losses is established through a provision for loan losses charged to expense.
While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

Non-interest Income
Total non-interest income increased from $2.1 million for the quarter ended June 30, 2002 to $2.8 million for the quarter ended June 30, 2003. Gain on sale of loans, increased $382,000 over the same period in 2002, primarily due to an increase in the number of residential construction loans that were modified and sold in the secondary market. Other service charges and fees increased from $344,000 for the three months ended June 30, 2002 to $461,000 for the same period ended June 30, 2003, primarily due to declining interest rates that helped boost the purchase and refinance markets. Service charges on deposit accounts increased $219,000 due to an increase in fees charged.

Non-interest Expense
Total non-interest expense increased $479,000 or 11.2% over the periods compared. Compensation and benefits increased $365,000, as a result of higher indirect administrative costs related to the increased levels of construction lending activities and increased Employee Stock Ownership Plan (ESOP) expense. Repayment of the ESOP loan was accelerated by one year and thereby increased the related expense. Occupancy and equipment expense increased $75,000 while professional fees increased $29,000 over the periods compared due to expenses incurred in connection with the use of consultants and the increased cost of outside auditors. Data processing increased $13,000 to $254,000 for the period ended June 30, 2003, due to the delivery of additional data processing related services to our customer base.

Income Tax Expense
Income taxes increased to $894,000 for the quarter ended June 30, 2003 from $893,000 for the same period in 2002.

           COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                   Nine Months Ended June 30,
                                         -------------------------------------------------------------------------------
                                             2003                                    2002
                                         -------------------------------------------------------------------------------
                                                                  Interest                                Interest
                                           Average                Yields &         Average                Yields &
                                           Balance     Interest   Rates (1)        Balance     Interest   Rates (1)
                                         -------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 409,417   $ 23,304        7.59%      $ 379,668   $ 23,331      8.19%
     Mortgage-backed securities                43,653      1,347        4.11          51,682      1,851      4.78
     Investment securities (3)                 61,912      1,019        2.19          50,580      1,032      2.72
                                         -----------------------                 ----------------------
          Total interest-earning assets       514,982     25,670        6.65         481,930     26,214      7.25
                                                        --------------------                   ------------------
          Other assets                         29,426                                 26,571
                                         ------------                            -----------
Total assets                                $ 544,408                              $ 508,501
                                         ============                            ===========

Liabilities:
     Interest-bearing deposits              $ 395,368    $ 7,485        2.52%      $ 358,215   $  8,820      3.28%
     Borrowings                                93,934      3,818        5.42         101,839      4,378      5.73
                                         -----------------------                 ----------------------
          Total interest-bearing              489,302     11,303        3.08%        460,054     13,198      3.83%
                                                        --------------------                   ------------------
     Other liabilities                          6,988                                  5,320
                                         ------------                            -----------
          Total liabilities                   496,290                                465,374
Stockholders' equity                           48,118                                 43,127
                                         ------------                            -----------

Total liabilities and stockholders'
  equity                                    $ 544,408                              $ 508,501
                                         ============                            ===========

Net interest income                                     $ 14,367                               $ 13,016
Net spread (4)                                                          3.57%                                3.42%
Net margin (5)                                                          3.72%                                3.60%
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

Net Income
The Corporation recorded an increase in net income of $611,000 or 14.1% to $4.9 million for the nine months ended June 30, 2003, compared to net income of $4.3 million for the comparable 2002 period. The increase in net income for nine months ended June 30, 2003 was primarily the result of increases in net interest income and non-interest income partially offset by increases in non-interest expense. Net interest income increased $1.4 million in the third quarter of fiscal 2003, an increase of 10.4% over third quarter 2002. The increase in net interest income was primarily attributable to a 75 basis point decline in the average cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Non-interest income was 58.8% of non-interest expense for the period.

Total Interest Income
Total interest income decreased by $544,000 to $25.7 million for the nine months ended June 30, 2003, from the comparable 2002 period. The average yield on loans decreased to 7.59% for the nine months ended June 30, 2003 from 8.19% for the nine months ended June 30, 2002. During the same period, the average yield on mortgage-backed securities decreased 67 basis points. The average balance of investment securities increased to $61.9 million for the nine months ended June 30, 2003 from $50.6 million for the nine months ended June 30, 2002. The average yield on investment securities decreased from 2.72% for the nine months ended June 30, 2002 to 2.19% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $11.3 million for the nine months ended June 30, 2003 from $13.2 million for the same period in 2002. The average balance of interest-bearing deposits increased from $358.2 million for the nine months ended June 30, 2002 to $395.4 million for the nine months ended June 30, 2003. The average cost of deposits decreased 76 basis points from 3.28% for the nine months ended June 30, 2002 to 2.52% for the same period in 2003, as the rates offered by the Bank on deposits decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $7.9 million to $93.9 million for the nine months ended June 30, 2003 from $101.8 million for the nine months ended June 30, 2002. The cost of borrowings decreased by 31 basis points to 5.42% for the nine months ended June 30, 2003 from 5.73% for the same period in 2002. Borrowings decreased as the Bank utilized repayments of loans and an increase in deposits to meet liquidity needs.

Net Interest Income
Net interest income increased from $13.0 million for the nine months ended June 30, 2002 to $14.4 million for the same period ended June 30, 2003. Average interest-earning assets increased $33.1 million from $481.9 million for the nine months ended June 30, 2002 to $515.0 million for the nine months ended June 30, 2003, while the average yield on interest-earning assets decreased from 7.25% for 2002 to 6.65% for 2003. Average interest-bearing liabilities increased by $29.2 million to $489.3 million for the nine months ended June 30, 2003 from $460.1 million for the nine months ended June 30, 2002, while the cost of interest-bearing liabilities decreased from 3.83% in 2002 to 3.08% in 2003.

Provision for Loan Losses
The Corporation's provision for loan losses was $786,000 for the nine months ended June 30, 2003, compared to $628,000 for the same period in 2002. The increase in the provision for loan losses was primarily attributable to an increase in the Bank's charge-offs for residential construction loans. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                             For the Nine Months
                                                                               Ended June 30,
                                                                   ----------------------------------------
                                                                          2003                2002
                                                                   ----------------------------------------
                                                                           (dollars in thousands)
           Average loans outstanding                                  $  409,417          $  379,668
                                                                   ----------------------------------------
           Allowance balance (beginning of period)                    $    1,681          $    1,541
                                                                   ----------------------------------------
           ING branch acquisition                                     $       -           $      274
           Provision (credit):
                Residential and construction                                 568                 100
                Land and commercial real estate                                -                   -
                Commercial and agricultural business                         167                 220
                Consumer                                                      51                 308
                                                                   ----------------------------------------
                     Total provision                                         786                 628
           Charge-offs:
                Residential and construction                                 431                   -
                Land and commercial real estate                               73                  87
                Commercial and agricultural business                         160                 276
                Consumer                                                     257                 411
                                                                   ----------------------------------------
                     Total charge-offs                                       921                 774
           Recoveries:
                Residential and construction                                   -                   -
                Land and commercial real estate                                -                   -
                Consumer                                                      70                  34
                                                                   ----------------------------------------
                     Total recoveries                                         70                  34
                                                                   ----------------------------------------
           Net charge-offs                                                   851                 740
                                                                   ----------------------------------------
           Allowance balance (end of period)                          $    1,616          $    1,703
                                                                   ========================================
           Allowance as percent of net loans                                0.41%               0.44%
           Net loans charged off as a percent of average loans              0.21%               0.19%


Non-interest Income
Total non-interest income increased from $6.5 million for the nine months ended June 30, 2002 to $8.0 million for the nine months ended June 30, 2003. Other service charges and fees increased from $1.0 million for the nine months ended June 30, 2002 to $1.3 million for the same period ended June 30, 2003, primarily due to declining interest rates that helped boost the purchase and refinance markets. Gain on sale of loans, net increased $604,000 over the same period in 2002, due to the declining interest rate environment, resulting in an increased refinance market. Service charges on deposit accounts increased $576,000 due to an increase in fees charged.

Non-interest Expense
Total non-interest expense increased $1.8 million or 15.6% over the periods compared. Compensation and benefits increased $1.5 million, as a result of higher indirect administrative costs related to the increased levels of construction lending activities and increased Employee Stock Ownership Plan
(ESOP) expense. Repayment of the ESOP loan was accelerated by one year and thereby increased the related expense. Occupancy and equipment expense increased $160,000 while professional fees increased $112,000 over the periods compared due to expenses incurred in connection with the use of consultants and the increased cost of outside auditors. Data processing increased $79,000 to $744,000 for the nine months ended June 30, 2003, due to the delivery of additional data processing related services to our customer base.

Income Tax Expense
Income taxes increased by $232,000 to $3.0 million for the nine months ended June 30, 2003 from $2.8 million for the same period in 2002, which was primarily due to an increase of $843,000 in pre-tax income. A state income tax refund of approximately $119,000 impacted the nominal tax rate for the comparative periods. The refund was the result of an apportionment formula related to the multi-state residential construction lending.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending June 30, 2004 is approximately $166.7 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

At June 30, 2003, the Bank had outstanding loan commitments of $5.3 million. Funds required to meet these commitments are derived primarily from current excess liquidity, loan sales, advances, deposit inflows or loan and security repayments.

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 6.2%, 7.6%, 3.7% and 4.1%, respectively.

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


CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at June 30, 2003. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                    3.1  Articles of Incorporation of FSF Financial Corp. *
                    3.2  Bylaws of FSF Financial Corp. *
                    4.0  Stock Certificate of FSF Financial Corp. *
                   10.1  Form of Employment Agreement with Donald A. Glas,
                           George B. Loban and Richard H. Burgart *
                   10.2  First Federal fsb Management Stock Plan **
                   10.3  FSF Financial Corp. 1996 Stock Option Plan **
                   10.4  FSF Financial Corp. 1998 Stock Compensation Plan ***
                   31.0  Section 302 Certifications
                   32.0  Certification Pursuant to 18 U.S.C. 1350 Pursuant to
                           the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K

                    (i) The Company furnished a current report on Form 8-K on April 22, 2003 pursuant to items 7 and 9 to report operating results for the quarter ended March 31, 2003.

                    (ii) A report on Form 8-K was filed on May 9, 2003  pursuant to items 4 and 7 to announce the resignation of the Company's independent auditors and the appointment of the Company's new independent auditors.

___________
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement initially filed with the Commission on June 1, 1994. Registration No. 33-79570.
** Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 17, 1996 and filed with the Commission on December 13, 1995.
*** Incorporated herein by reference into this document from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on January 20, 1998 and filed with the Commission on December 10, 1997.

                      FSF FINANCIAL CORP. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FSF FINANCIAL CORP.




Date:  August 8, 2003                          By: /s/ Donald A. Glas
       --------------                              -----------------------------
                                                   Donald A. Glas
                                                   Chief Executive Officer


Date:  August 8, 2003                          By: /s/ Richard H. Burgart
       --------------                              -----------------------------
                                                   Richard H. Burgart
                                                   Chief Financial Officer