Form 10-K
period 2003-09-30
FSF FINANCIAL CORP
filed 2003-12-19
CIK 924370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            For Annual and Transition Reports Pursuant to Sections 13
                 or 15(d) of the Securities Exchange Act of 1934
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003
                          ------------------

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

201 Main Street South
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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined by Exchange Act Rule 12b-2) YES      NO  X
                                       ---      ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock as quoted on the National Association of Securities Dealers, Inc., Automated Quotations National Market on November 28, 2003, was $ 49,580,506
(1,639,025 shares at $ 30.25 per share).                            ------------
                       -----

As of November 28, 2003 there were issued and outstanding 2,344,737 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003. (Parts I, II and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2004. (Part III)

                                     PART I

FSF Financial Corp. (the "Corporation") may, from time to time, make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors, some of which are beyond the Corporation's control. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rates, market and monetary fluctuations. Other factors include the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services. More factors include the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes; acquisitions; changes in consumer spending and saving habits and the success of the Corporation at managing the risks resulting from these factors.

The Corporation cautions that the factors listed above are not exclusive. The Corporation does not take it upon themselves to update any forward-looking statement, whether written or oral, that may be made by or on behalf of the Corporation.


ITEM 1.     BUSINESS

GENERAL

FSF Financial Corp. is a Minnesota corporation organized in May, 1994 and as of October 6, 1994, became the holding company for First Federal fsb ("First Federal" or the "Bank"). Since becoming an operating subsidiary of the Bank, Homeowners Mortgage Corporation ("HMC"), a mortgage banking subsidiary, has become an integral part of the residential construction lending function. The terms "First Federal", "Bank" and "HMC" are synonymous when used in conjunction with residential lending and residential construction lending. See "Subsidiary Activity".

First Federal's business consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make a variety of loans. At September 30, 2003, First Federal operated 13 retail bank offices in Minnesota. On November 9, 2001, First Federal completed its acquisition of the ING Bank branch facility in the St. Cloud area. See "Item 2- Properties".

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

LENDING ACTIVITIES

The following table sets forth the composition of the loan portfolio in dollars and in percentages of total loans at the dates indicated:

                                                                         At September 30,
                                     --------------------------------------------------------------------------------------------
                                             2003               2002            2001                2000              1999
                                     --------------------------------------------------------------------------------------------

                                        Amount     %      Amount      %     Amount      %      Amount      %      Amount      %
                                     --------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Residential real estate:
   One-to-four family  (1)            $ 41,415    8.5    $ 71,625   13.9   $ 81,790    19.1  $ 101,034    26.3  $ 120,884    38.8
   Residential construction            263,227   53.9     239,155   46.3    142,035    33.2     82,408    21.5     42,937    13.8
   Multi-family                          7,703    1.6      10,095    2.0      5,922     1.4      4,737     1.2      5,635     1.8
                                     --------------------------------------------------------------------------------------------
                                       312,345   63.9     320,875   62.1    229,747    53.7    188,179    49.0    169,456    54.4

Agricultural loans                      57,259   11.7      56,129   10.9     49,935    11.7     43,829    11.4     33,384    10.7
Land and commercial real estate         40,831    8.4      55,270   10.7     55,220    12.9     50,970    13.3     36,429    11.7
Commercial business                     22,961    4.7      26,556    5.1     23,908     5.6     29,831     7.8     29,767     9.6
                                     --------------------------------------------------------------------------------------------
                                       121,051   24.8     137,955   26.7    129,063    30.1    124,630    32.4     99,580    32.0
Consumer:
   Home equity and second mortgage      22,482    4.6      27,543    5.3     29,991     7.0     28,106     7.3     24,312     7.8
   Automobile loans                     11,550    2.4       9,172    1.8     13,023     3.0     13,255     3.5      7,428     2.4
   Other                                21,272    4.4      20,757    4.0     26,292     6.1     29,943     7.8     10,898     3.5
                                     --------------------------------------------------------------------------------------------
Total consumer loans                    55,304   11.3      57,472   11.1     69,306    16.2     71,304    18.6     42,638    13.7
                                     --------------------------------------------------------------------------------------------
          Total loans                  488,700  100.0     516,302  100.0    428,116   100.0    384,113   100.0    311,674   100.0
                                                =====              =====              =====              =====              =====
Less:
   Loans in process                   (110,657)          (101,854)          (73,235)           (36,864)           (26,156)
   Net deferred fees                      (512)              (835)             (774)              (711)              (507)
   Allowance for loan losses            (1,701)            (1,681)           (1,541)            (1,534)            (1,387)
                                     ---------          ---------         ---------          ---------          ---------
          Net loans                  $ 375,830          $ 411,932         $ 352,566          $ 345,004          $ 283,624
                                     =========          =========         =========          =========          =========

1. Includes loans held for sale in the amount of $17.1 million, $29.2 million, $12.1 million, $3.2 million and $5.3 million as of September 30, 2003, 2002, 2001, 2000 and 1999, respectively.


The following table sets forth the loan originations, loan sales and principal payments for the periods indicated:

                                                          Years Ended September 30,
                                       -------------------------------------------------------------
                                          2003         2002         2001         2000         1999
                                       ---------    ---------    ---------    ---------    ---------
                                                              (In Thousands)
Total gross loans receivable at
    end of period                      $ 488,700    $ 516,302    $ 428,116    $ 384,113    $ 311,674
Loans originated:
  Residential real estate:
     One-to-four family                  235,236      142,661       99,017       56,400      130,461
     Residential construction            219,750      233,716      150,254       94,929       55,700
                                       ---------    ---------    ---------    ---------    ---------
       Total residential real estate     454,986      376,377      249,271      151,329      186,161
  Land                                     7,300        8,370       14,258        7,189        5,900
  Commercial business                     23,258       18,449       12,912       16,149       13,033
  Agricultural                            54,793       55,328       42,040       38,204       28,081
  Consumer                                31,977       22,486       29,471       49,804       27,503
                                       ---------    ---------    ---------    ---------    ---------
          Total loans originated         572,314      481,010      347,952      262,675      260,678
Purchase of loans                          4,000       19,298       27,337       32,417       40,883
Acquired in ING branch acquisition             -       28,806            -            -            -
Sale of loan participation                     -            -       (1,600)        (851)      (3,000)
Sale of loans                           (355,097)    (208,371)    (129,245)     (54,364)    (128,925)
Principal repayments                    (252,778)    (270,001)    (235,841)    (166,921)    (169,131)
Other (net)                                3,959       37,444       35,400         (517)       9,560
                                       ---------    ---------    ---------    ---------    ---------
Net loan activity                      $ (27,602)   $  88,186    $  44,003    $  72,439    $  10,065
                                       =========    =========    =========    =========    =========

Maturity of Loans
The following table sets forth the maturity of the Bank's loans at September 30, 2003. The table does not include prepayments or scheduled principal repayments and adjustable rate mortgage loans are shown as maturing based on contractual maturities.

                                  One to Four         Land,                           Commercial
                                     Family        Multi-Family                        Business,
                                  Real Estate     and Commercial                    Agriculture and
                                   Mortgages       Real Estate      Construction       Consumer          Total
                                  -----------------------------------------------------------------------------
Amounts Due:                                                       (In Thousands)
Within 3 months                   $   1,125        $     3,117       $  95,246       $    10,035     $  109,523
3 months to 1 year                    2,359             11,552         167,981            19,491        201,383
                                  -----------------------------------------------------------------------------
Total due before one year             3,484             14,669         263,227            29,526        310,906
                                  -----------------------------------------------------------------------------

After 1 year:
   1 to 3 years                       4,936             16,283               -            29,452         50,671
   3 to 5 years                       4,319             13,771               -            44,700         62,790
   5 to 10 years                      4,664              1,120               -            25,313         31,097
   10 to 20 years                     2,415              2,691               -             6,533         11,639
   Over 20 years                     21,597                  -               -                 -         21,597
                                  -----------------------------------------------------------------------------
Total due after one year             37,931             33,865               -           105,998        177,794
                                  -----------------------------------------------------------------------------
Total amount due                  $  41,415        $    48,534      $  263,227       $   135,524     $  488,700
                                  =============================================================================

The following table sets forth at September 30, 2003, the dollar amount of all loans due after September 30, 2004, based upon fixed rates of interest, balloon rates and adjustable rates.

                                                     Fixed-        Balloon        Adjustable
                                                     Rates          Rates           Rates         Total
                                                   ---------       --------       ----------     --------
                                                                     (In Thousands)
One-to-four family real estate                      $ 31,824       $  2,603       $  3,504       $ 37,931
Land, multi-family and commercial real estate         11,544         10,413         11,908         33,865
Commercial business, agricultural and consumer        83,516              -         22,482        105,998
                                                    --------       --------       --------       --------
     Total                                          $126,884       $ 13,016       $ 37,894       $177,794
                                                    ========       ========       ========       ========

One- to-Four Family Mortgage Loans
The largest portions of mortgage loans are made for the purpose of enabling borrowers to purchase one- to-four family residences secured by first liens on the properties. The Bank originates balloon, adjustable rate ("ARM") and fixed rate mortgage loans secured by one-to-four family residences with terms of up to 30 years. FHA and VA loans are also offered and then sold, servicing released, in the secondary market. Borrower demand for ARM loans versus fixed rate mortgage loans depends on various factors, including but not limited to, interest rates offered, the expectations of changes in the short and long term levels of interest rates and loan fees charged. The relative amounts of fixed rate, balloon and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The majority of fixed rate loans are sold in the secondary market, some with servicing released and some with servicing retained.

The Bank originates three, five and seven year balloon mortgage loans, the majority of which are in the three-year category. These mortgages contain no contractual assurances that the loan will be renewed. At maturity, the loan is generally rewritten and re-recorded. If the borrower's loan payment history is satisfactory, a new appraisal is not required. Management believes that balloon loans have a pricing characteristic that helps offset the detrimental effect that rising rates could have on net interest income because the balloon loans do not contain interest rate adjustment caps. At September 30, 2003, balloon mortgages were $6.8 million or 1.8% of the Bank's loan portfolio.

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

Residential Construction Lending
The Bank originates residential construction loans to qualified owner-occupants for the construction of one- to-four family residential properties in multiple states and generally have terms from six to twelve months. Construction loans are also made to builders on a pre-sold, speculative and model home basis. Loans for speculative housing construction are made to area builders only after a thorough background check, which includes an analysis of the builder's financial statements, credit reports and reference checks with sub-contractors and suppliers, has been made. The Bank limits the number of speculative and/or model home loans made to builders based on a review of the builder's financial statements. Loan proceeds are disbursed through title companies in increments as construction progresses and only after a physical inspection of the project has been made. Accrued interest on loan disbursements is paid monthly.

Loans  involving  construction  financing  present a greater  level of risk than
loans  for  the  purchase  of  existing  homes  because   collateral  value  and
construction costs can only be estimated at the time the loan is approved.

The Bank has expanded their residential construction lending in recent years and currently does business in 44 states. The following table indicates the percentage of construction loans outstanding by state.

                                                        % OF TOTAL
                    STATE                              OUTSTANDING
        ----------------------------------------------------------------

        Minnesota                                           40.1%
        Wisconsin                                           10.4%
        Michigan                                             6.1%
        Colorado                                             5.9%
        40 Other States                                5% or less

The majority of these loans are referred to the Bank by a network of national home builders and are made on a construction-permanent basis. The loan is made to the owner-occupant based on sworn construction statements and prior to any disbursements being made, the property is inspected and various title insurance companies obtain lien waivers. These loans generally have yields that are higher than market interest rates. When construction is complete, a final inspection is performed and a modification agreement is executed. The loan is then sold in the secondary market, servicing released.

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

Commercial real estate loans are permanent loans secured by improved property such as office buildings, retail or wholesale facilities, industrial buildings or other non-residential buildings. Commercial real estate loans may be originated in amounts up to 80% of the mortgaged property's appraised value as determined by a certified or licensed independent appraiser.

Multi-family residential real estate loans are permanent loans secured by apartment buildings. Of primary concern in multi-family residential real estate lending is the borrower's creditworthiness, feasibility and cash flow potential of the project. Loans secured by income properties generally are larger and involve greater risks than residential mortgage loans because payments are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to, more than residential real estate loans, adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on multi-family loans. At September 30, 2003, the outstanding balance for the five largest land acquisition and development, commercial real estate and multi-family loans ranged from $2.5 million to $4.0 million with an average committed outstanding balance of $3.1 million. All five of these loans are current and have performed in accordance with their terms.

Commercial Business Lending
The Bank makes commercial business loans for a variety of purposes, including; working capital, accounts receivable, inventory, equipment and acquisitions. The Bank has no energy or foreign loans.

Residential mortgage loans are generally made on the basis of the borrower's ability to make repayments from his or her employment income and also other income sources. These residential mortgage loans are secured by real property with a value that is easily ascertained. Commercial business loans are generally made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which is likely to be dependent upon the general economic environment. Business assets, such as accounts receivable, equipment, inventory and real estate may secure the Bank's commercial business loans. However, the collateral securing these loans may depreciate over time, may be difficult to appraise or may fluctuate in value based on the success of the business.

The Bank  recognizes  the increased risk  associated  with  commercial  business lending. The Bank's commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower's character, (3) analysis of the borrower's capacity to repay the loan, (4) adequacy of the borrower's capital and collateral and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's credit analysis. The Bank plans to continue to expand its commercial business lending, subject to market conditions.

The Bank generally obtains annual financial statements from borrowers for commercial business loans. These statements are analyzed to monitor the quality of the loan. As of September 30, 2003, the outstanding balances for the five largest commercial business loans ranged from $1.1 million to $7.5 million, with an average committed balance outstanding of $3.7 million. All five loans are current and have performed in accordance with their terms.

Agricultural Lending
The Bank originates loans to finance the purchase of farmland, livestock, farm machinery and equipment, seed, fertilizer and for other farm related products. Agricultural operating loans are originated at either an adjustable or fixed rate of interest for up to one year or, in the case of livestock, upon sale. Such loans provide for payments of principal and interest at least annually or a lump sum payment upon maturity if the original term is less than one year. Loans secured by agricultural machinery are generally originated as fixed rate loans with terms of up to five years.

Agricultural real estate loans are frequently originated with adjustable rates of interest. Generally, such loans provide for a fixed rate of interest for the first three years adjusting annually thereafter. In addition, such loans generally provide for a ten year term based on a twenty year amortization schedule. Adjustable rate agricultural real estate loans are generally limited to 80% of the value of the property securing the loan.

Agricultural lending affords the Bank the opportunity to earn yields higher than on one-to-four family residential lending. Consequently, agricultural loans typically have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. In addition, payments on loans are dependent on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. The success of the loan may also be affected by any number of factors outside the control of the farm borrower.

Weather presents one of the greatest risks as hail, drought, floods or other conditions can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be diminished with multi-peril crop insurance, which guarantees set yields to provide certainty of repayment. Unless circumstances merit otherwise, the Bank generally requires its borrowers to procure multi-peril crop or hail insurance. In addition, recent changes in government support programs generally require that farmers procure multi-peril crop insurance in order to be eligible for participation in such programs.

Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. The farmer, with the use of futures contracts or options to provide a "floor" below which prices will not fall, may reduce these risks. The Bank does not monitor nor require the use of futures contracts or options.

Another risk is the uncertainty of government programs and other regulations. Some farmers rely on the income from government programs to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result.

Finally, many farms are dependent on a limited number of key individuals whose injury or death may result in an inability to successfully operate the farm. At September 30, 2003, the outstanding balance on First Federal's five largest agricultural borrowers ranged from $1.1 million to $2.8 million, with an average committed outstanding balance of $1.9 million. All five of these loans are in the Bank's market area, are current and have performed in accordance with their terms.

Consumer and Other Loans
The Bank originates consumer loans for a variety of purposes, including home equity, home improvement, automobile and other. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans in an amount up to 35% of an institution's assets. The Bank originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and generally higher interest rates help maintain a profitable spread between the Bank's average loan yield and cost of funds.

In connection with consumer loan applications, the Bank verifies the borrower's income and reviews credit bureau reports. In addition, the relationship of the loan to the value of the collateral is considered. Consumer loans entail greater risk than one-to-four family residential mortgage loans, in part because consumer loans are secured by rapidly depreciable assets such as automobiles or are unsecured. Repossessed collateral securing a defaulted loan may not provide an adequate source of repayment on the outstanding loan balance since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and therefore more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Loan Approval Authority and Underwriting
The primary source of mortgage loan applications is referrals from existing or past customers. Applications are also solicited from real estate brokers, contractors, call-ins and walk-ins to the offices. In addition, the Bank solicits construction loan applications from national homebuilders.

Upon receipt of any loan application from a prospective borrower, a credit report is ordered and verifications of specific information relating to the loan applicant's employment, income and credit standing are requested. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. In connection with the loan approval process, underwriters analyze the loan applications and the property involved. All residential, home equity, multi-family, construction and commercial real estate loans are underwritten subject to the loan underwriting policies as approved by the Board of Directors. In general, the Board of Directors must approve any loan in excess of $1.0 million.

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

Loans to One Borrower
Under federal law, federally chartered savings banks have, subject to certain exemptions, aggregate lending limits to one borrower equal to 15% of the institution's unimpaired capital and surplus. As of September 30, 2003, the outstanding balance on First Federal's five largest lending relationships included a $4.0 million commercial line of credit, a $7.5 million line of credit to an unaffiliated mortgage banking company, in which the Bank has been approved by it's regulators to exceed its loans to one borrower limits as it is secured by first mortgages. Also a $4.8 million in land development loans to a local developer, a $4.0 million line of credit secured by real estate and a land development loan to a local developer with a gross commitment of $6.9 million in which there is an agreement with the borrower that the Bank will not disburse funds over its lending limit. This is approximately 5.6% of the total loans. At September 30, 2003, all of these loans were within the loans to one borrower limitations, performing in accordance with their terms and at market rates of interest.

Loan Servicing
The Bank services almost all of the loans that it retains in the portfolio. However, HMC does not engage in any loan servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections of mortgaged premises (as required), contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes, hazard insurance and mortgage insurance premiums, are maintained in non-interest bearing accounts at the Bank. At September 30, 2003, the Bank had $101,000 deposited in escrow accounts for loans serviced for others.

The following table presents information regarding the loans serviced by the Bank for others at the dates indicated:


                                                    September 30,
                                          -----------------------------------
                                             2003       2002          2001
                                          -----------------------------------
                                                    (In Thousands)

Mortgage loan portfolios serviced for:
          FHLMC                           $  15,811   $  36,024     $  42,736
          Other Investors                    14,307      10,069        10,232
                                          -----------------------------------
                                          $  30,118   $  46,093     $  52,968
                                          ===================================

The Bank receives fees for servicing mortgage loans sold to others, generally about 0.25% per annum on the declining balance of mortgage loans, to compensate the Bank for the cost of performing the servicing functions. Another source of loan servicing revenues is late fees on loans the Bank holds. For the years ended September 30, 2003, 2002 and 2001, the Bank earned gross loan servicing and late fees of $182,000, $303,000 and $276,000, respectively. The Bank retains a portion of funds received from borrowers on the loans it services for others as payment of the servicing fees.

NON-PERFORMING AND PROBLEM ASSETS

Loan Collections and Delinquent Loans
The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail or telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. Once a loan delinquency exceeds 60 days, it is classified as special mention and the Bank attempts to work with the borrower to establish a repayment schedule to cure the delinquency. If the borrower is unable to remedy the delinquency, the Bank will institute foreclosure proceedings. If foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may be the buyer if there are no offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. At September 30, 2003, the Bank had $1.2 million of foreclosed real estate, consisting of eight single family residential construction loans. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less related disposition costs. Any write down of the property is charged to the allowance for loan losses.

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

The following table sets forth information with respect to the Bank's non-performing assets. During the periods indicated, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards (SFAS) No. 15.

                                                                   At September 30,
                                               ------------------------------------------------------------
                                                 2003        2002         2001         2000         1999
                                               ------------------------------------------------------------
                                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Residential construction loans              $  3,819     $  3,133     $  1,043      $   323      $     -
   Permanent loans secured by one to
      four family units                             483          482           78           55          205
   Non-residential loans                            884           74            -            -            -
Non-mortgage loans:
   Commercial and agricultural                      411          647        1,195          452            -
   Consumer                                         442          537          637          159           22
                                               ------------------------------------------------------------
Total non-accrual loans                           6,039        4,873        2,953          989          227
Foreclosed real estate and real estate
   held for investment                            1,152          122          126          321          323
                                               ------------------------------------------------------------
Total non-performing assets                    $  7,191     $  4,995     $  3,079     $  1,310      $   550
                                               ============================================================
Total non-performing loans to net loans           1.61%        1.18%        0.84%        0.29%        0.08%
                                               ============================================================
Total non-performing loans to total assets        1.12%        0.92%        0.62%        0.21%        0.05%
                                               ============================================================
Total non-performing assets to total assets       1.33%        0.94%        0.65%        0.28%        0.13%
                                               ============================================================

There were 28 residential construction loans accounted for on a non-accrual basis. The borrower in three of the loans lost their jobs prior to the start of construction and negotiations continue with the title company associated with one loan were the title company failed to identify a life estate in the property. A flood determination company failed to identify a property that is in a flood plain and they are attempting to rectify the error, four properties are listed for sale and the remainder should be resolved in a satisfactory manner. The non-residential loan is a participation with another financial institution on a multi-use commercial/industrial building. The remaining commercial loans should be resolved in a satisfactory manner. Loans that are in the liquidation process are evaluated for impairment and the balances are written down to fair value, if necessary, in accordance with SFAS 114.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was approximately $394,000 for the year ended September 30, 2003.

Classified Assets
Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. As part of the classification process, all loans are divided into two categories; homogenous and non-homogenous loans. In general, homogenous loans are one-to-four family residential loans and consumer loans. All other loans are considered to be non-homogenous. The Bank's Asset Quality Committee reviews all non-homogenous loans that have exhibited weakness. These loans are subjected to the impairment testing requirements of SFAS 114, "Accounting by Creditors for Impairment of a Loan".

Management has established a watch list for loans that do not warrant adverse classification but nonetheless may possess potential weaknesses and require close attention. Assets classified as special mention are homogenous loans that are not yet substandard. Assets classified as substandard are characterized by the possibility that the Bank may sustain some loss if the deficiencies are not corrected.

Loans are evaluated for impairment in accordance with SFAS 114, including all loans that are in a troubled debt restructuring involving a modification of terms, and are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized through a charge to earnings and a reduction to the loan balance. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. At September 30, 2003, the Bank had total classified assets of $14.5 million, of which $9.3 million were considered substandard and no assets were classified as doubtful or loss. For additional discussion see-Non-Performing and Problem Assets. Special mention assets totaled $5.2 million at September 30, 2003.

Allowance for Loan and Lease Losses and Foreclosed Real Estate
In making loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and in the case of a secured loan, the quality of the collateral for the loan. Management evaluates the established reserves against loan losses and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such an evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses for accounts that are determined to be uncollectible, experience indicates that at any given point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, each year an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize potential risk.

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

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                           At September 30,
                                                   -----------------------------------------------------------------
                                                       2003         2002         2001         2000         1999
                                                   -----------------------------------------------------------------
                                                                        (Dollars in Thousands)
Average loans outstanding                              $403,388     $383,892     $344,470     $308,721     $274,676
                                                   =================================================================
Allowance balance (beginning of period)                $  1,681     $  1,541     $  1,534     $  1,387     $  1,035
                                                   -----------------------------------------------------------------
ING branch acquisition                                 $      -     $    274     $      -     $      -     $      -
                                                   -----------------------------------------------------------------
Provision (credit):
   Residential and construction                             983          283           85            -            -
   Land and Commercial real estate                            -            -           30           60           20
   Commercial/agricultural business                         167          220          772          156          418
   Consumer                                                  78          308          190            -           18
                                                   -----------------------------------------------------------------
       Total provision                                    1,228          811        1,077          216          456
Charge off:
   Residential and construction                             719          174
   Land and Commercial real estate                           73            -            -            -            -
   Commercial/agricultural business                         160          282          756            -            -
   Consumer                                                 341          532          371           98          142
                                                   -----------------------------------------------------------------
       Total charge offs                                  1,293          988        1,127           98          142
Recoveries:
   Commercial real estate                                     -            -           35            -            -
   Consumer                                                  85           43           22           29           38
                                                   -----------------------------------------------------------------
       Total recoveries                                      85           43           57           29           38
                                                   -----------------------------------------------------------------
Net charge offs                                           1,208          945        1,070           69          104
                                                   -----------------------------------------------------------------
Allowance balance (at end of period)                   $  1,701     $  1,681     $  1,541     $  1,534     $  1,387
                                                   =================================================================
Allowance as percent of net loans                         0.45%        0.41%        0.44%        0.44%        0.48%
Net loans charged off as a percent of
   average loans                                          0.30%        0.25%        0.31%        0.02%        0.04%

To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing loan problems. Based upon the procedures in place, the Bank's experience regarding charge-offs and recoveries and the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2003 is adequate. However, assessment of the adequacy of the allowance for loan losses involves subjective judgments regarding future events and thus there can be no assurance that additional provisions for loan losses will not be required in future periods.

The following table sets forth the breakdown of the allowance for loan losses by loan category:

                                                                              September 30,
                                        -----------------------------------------------------------------------------------------
                                               2003              2002              2001              2000              1999
                                        -----------------------------------------------------------------------------------------
                                                  Percent           Percent           Percent           Percent           Percent
                                                  of Loans          of Loans          of Loans          of Loans          of Loans
                                                  in Each           in Each           in Each           in Each           in Each
                                                  Category          Category          Category          Category          Category
                                                  to Total          to Total          to Total          to Total          to Total
                                          Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                                        -----------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Real Estate:
     One-to-four family                  $    23     8.4%  $    37    13.9%  $    49    19.1%  $    59    26.3%  $    73    38.8%
     Residential construction                334    53.9%      206    46.3%      117    33.2%       59    21.5%       25    13.8%
     Multi-family                             62     1.6%       44     1.2%       48     1.4%       47     1.2%       56     1.8%
     Land and commercial real estate         320     8.4%      535    12.7%      390    12.9%      473    13.2%      486    11.7%
Agricultural loans                           424    11.7%      319    10.9%      318    11.7%      245    11.4%      200    10.7%
Commercial business                          214     4.7%      205     4.0%      239     5.6%      298     7.8%      297     9.6%
Consumer loans                               324    11.3%      335    11.0%      380    16.1%      353    18.6%      250    13.6%
                                         ----------------------------------------------------------------------------------------
                                         $ 1,701   100.0%  $ 1,681   100.0%  $ 1,541   100.0%  $ 1,534   100.0%  $ 1,387   100.0%
                                         ========================================================================================

INVESTMENT AND MORTGAGE-BACKED SECURITIES ACTIVITIES

General
Federally chartered thrift institutions have the authority to invest in various types of liquid assets; including United States Treasury obligations, securities of various Federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and loans on Federal Funds. To supplement lending activities, subject to various restrictions, the Bank invests a portion of its assets in commercial paper, corporate debt securities and asset backed securities. A significant portion of the Bank's income during recent years has been attributable to interest income on such securities. The Corporation does not have the same investment limitations as the Bank.

Mortgage-Backed and Related Securities
First Federal invests in residential mortgage-backed securities guaranteed by participation certificate issues by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). The mortgage-backed securities portfolio as of September 30, 2003 consisted of $20.4 million in Real Estate Mortgage Investment Conduits ("REMICs"), $5.9 million in a FNMA certificate and $3.7 million in FHLMC certificates.

Mortgage-backed securities represent a participation interest in a pool of single family or multi-family mortgages. The principal and interest payments are passed from the mortgage originator through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.

Mortgage-backed securities typically are issued with stated principal amounts and pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages is primarily composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates and as a result, the interest rate risk characteristics of the underlying pool of mortgages, as well as prepayment risk are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through market.

Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. In periods of declining interest rates, mortgage payments are received faster than the contractual requirement, causing the estimated lives of mortgage related securities to be significantly shorter than expected.

REMICs are typically issued by a special purpose entity ("issuer"), which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into tranches or classes of individual securities, thereby creating more predictable average duration for each security than the underlying pass-through pools. Accordingly, under this security structure all principal pay downs from the various mortgage pools are allocated to a mortgage related class or classes structured to have priority until it has been paid off. Thus, these securities are intended to address the reinvestment concerns associated with mortgage-backed securities pass-through, namely that (i) they tend to pay off when interest rates fall thereby taking their relatively high coupon with them and (ii) their expected average life may vary significantly among the different tranches.

Some REMIC instruments are more like traditional debt instruments because they have stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other REMIC securities are entitled to any excess of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and thus, contain a high degree of interest rate risk. Residual interest represents an ownership interest in the underlying collateral, subject to the first lien of the REMICs investors.

The REMICs held by the Bank at September 30, 2003 consist of floating rate tranches. The interest rate of all the Bank's floating rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market rate environment. The securities are backed by mortgages on one-to-four family residential real estate and have contractual maturities up to 30 years. None of the securities are deemed to be "high risk" according to OTS guidelines. The securities are primarily companion tranches to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash flow. Principal payments that are received in excess of the amount needed for the PACs and TACs are allocated to the companion tranches. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranches. Although the timing of principal payments may be impacted by the amount of prepayments (the higher the level of prepayments, the sooner the principal will be received), all of the principal and interest payments are guaranteed.

Investment Securities
The Bank is required under federal regulation to maintain a sufficient level of liquid assets that may be invested in specified short-term securities and certain other investments. However, the OTS does not prescribe by regulation to a minimum amount or percentage of liquid assets. Liquidity levels may be increased or decreased, depending upon the yields on investment alternatives and upon management's judgement as to the attractiveness of the yields available in relationship to other opportunities. Also expectations of future yield levels, as well as management's projections as to the short-term demand for funds, are used in the Bank's loan originating and other activities. These securities consist mainly of U.S. Government Securities and U.S. Government Agency obligations. The Bank also invests in debt and equity securities.

The Board of Directors is responsible for establishing the investment policy of the Bank. It is designed to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to compliment the Bank's lending activity. The policy currently provides for investments available for sale.

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

Investment Activities
Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Corporation to categorize securities as held to maturity, available for sale or trading. As of September 30, 2003, the Corporation had securities classified as available for sale in the amount of $54.1 million. There were no securities classified as trading or held to maturity. Securities classified as available for sale are reported for financial purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2003, the Corporation's securities available for sale had an amortized cost of $53.5 million and a market value of $54.1 million. Changes in the market value of securities available for sale do not affect the Corporation's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan to one borrower limit.

Investment and Mortgage-Backed Securities Portfolio
The following table sets forth the carrying value of First Federal's investment securities portfolio, short-term investments, FHLB stock and mortgage-backed and related securities at the dates indicated:

                                                                        September 30,
                                                               ------------------------------
                                                                 2003       2002       2001
                                                               --------   --------   --------
                                                                      (In Thousands)
Investment securities:
   Debt securities held to maturity                            $      -   $ 12,447   $ 12,420
   Debt securities available for sale                            12,178          -      3,055
   FHLB Stock                                                     4,797      5,925      5,925
   Equity securities available for sale                          12,009     12,046     12,021
                                                               --------   --------   --------
Total investment securities                                      28,984     30,418     33,421
Interest bearing deposits                                        77,045     11,018      9,767
Mortgage-backed and related securities:
   Mortgage-backed and related securities held to maturity            -     20,679     25,731
   Mortgage-backed and related securities available for sale     29,923     29,196     27,481
                                                               --------   --------   --------
Total mortgage-backed and related securities
                                                                 29,923     49,875     53,212
                                                               --------   --------   --------
Total investments                                              $135,952   $ 91,311   $ 96,400
                                                               ========   ========   ========

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at September 30, 2003:

                     Adjustable      One Year or Less One to Five Years   Five to Ten       More than Ten       Total Investment
                                                                             Years             Years               Securities
                  ----------------- ----------------- ---------------- ----------------  ----------------- -------------------------
                   Carrying Average Carrying  Average Carrying Average Carrying Average  Carrying  Average Carrying Average  Market
                    Value    Yield   Value     Yield   Value    Yield    Value   Yield    Value     Yield   Value    Yield   Value
                    -----    -----   -----     -----   -----    -----    -----   -----    -----     -----   -----    -----   -----
                                                         (Dollars in Thousands)
U. S.
  Government
  and Federal
Agency
  obligations
  available for
  sale            $       -       -% $ 2,011    4.00%  $ 8,707   5.32%  $     -    0.00%  $ 1,460    7.02%  $ 12,178  5.28% $ 12,178
Equity
  securities
  available
  for sale           12,009    1.77        -       -                -         -       -         -       -   $ 12,009  1.77    12,009
FHLB Stock              N/A     N/A      N/A     N/A       N/A    N/A       N/A     N/A       N/A     N/A   $  4,797  3.00     4,797
Mortgage-backed
  and related
  securities
  available
  for sale           20,411    3.31        -       -     1,057   3.47     1,986    5.50     6,469    5.18   $ 29,923  4.00    29,923
Interest-bearing
  deposits           77,045    0.70        -       -         -      -         -                 -       -   $ 77,045  0.70    77,045
                  ---------          -------           -------          -------           --------         ---------        --------
       Total      $ 109,465    1.30% $ 2,011    4.00%  $ 9,764   5.12%  $ 1,986    5.50%  $ 7,929    5.51%  $135,952  2.01% $135,952
                  =========          =======           =======          =======           ========         =========        ========

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

Deposits
First Federal offers a wide variety of deposit accounts, constantly striving to meet consumer's needs by offering new products. In addition to interest rate risk management and asset/liability ratios, this is taken into consideration prior to offering new products. Deposit account terms vary primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

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

The Bank pays interest on its deposits, which is competitive in the marketplace. Interest rates on deposits are set weekly, based on a number of factors including; the previous week's deposit flow, a current survey of a selected group of competitor's rates for similar products, external data which may influence interest rates, investment opportunities, loan demand and scheduled maturities.

The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003:


            Maturity Period                  Certificates of Deposit
            ---------------                  -----------------------
                                                  (In Thousands)
            Within three months                       $ 26,017
            Three through six months                     3,917
            Six through twelve months                   26,200
            Over twelve months                          13,129
                                                      --------
                                                      $ 69,263
                                                      ========

Borrowings
Savings deposits are the primary source of funds for First Federal's lending activities, investment activities and also for general business purposes. If necessary, the Bank may rely upon advances from the FHLB of Des Moines to supplement its lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of Des Moines are typically secured by FHLB stock held by First Federal and a portion of First Federal's residential mortgage loans and other assets, which primarily consist of securities which are obligations of or guaranteed by the U.S. Government.

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

The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated:

                                          As of and for the Years Ended
                                                September 30,
                                   --------------------------------------------
                                         2003           2002            2001
                                   --------------------------------------------
                                               (Dollars in Thousands)

      Maximum balance                $  98,000      $  113,500      $  127,500
      Average balance                   93,699         100,871         117,957
      Balance at end of period          93,000          98,000         113,500
      Weighted average rate:
           at end of period              5.31%           5.56%           5.87%
           during the period             5.43%           5.72%           6.00%


It is First Federal's policy to fund loan demand and investment opportunities out of current loan and mortgage-backed securities repayments, investment maturities and new deposits. However, the Bank has utilized FHLB advances to supplement these sources. This policy may change in the future as investment opportunities are presented or loan demand increases.

SUBSIDIARY ACTIVITY

As of September 30, 2003, the Corporation had two directly owned subsidiaries: the Bank and the Agency.

The Bank is permitted to invest up to 2% of its assets in the capital stock of subsidiary corporations in the form of secured or unsecured loans. An additional investment of 1% of assets is permitted when such investments are utilized primarily for community development purposes. As of September 30, 2003, the Bank was authorized to invest up to approximately $10.8 million in the stock of service corporations (based upon the 2% limitation). The Bank has two wholly owned subsidiaries, Firstate Services, Inc. ("FSI") and Homeowners Mortgage Corporation ("HMC"). On November 17, 1998, the Corporation acquired, in a transaction that was a combination of stock and cash, all of the outstanding shares of Homeowners Mortgage Corporation ("HMC"). As of June 1, 2000, HMC became an operating subsidiary of the Bank. The transfer of HMC was recorded as a non-cash capital contribution from the Corporation to the Bank. FSI was incorporated in the State of Minnesota in August 1983 and is engaged in the sale, on an agency basis, of mutual funds, annuities and life, credit life and disability insurance products. HMC was incorporated in the State of Minnesota in 1988 and originates residential mortgage loans from two locations in Minnesota. As of September 30, 2003, the net book value of First Federal's investment in stock, unsecured loans and conforming loans in FSI and HMC was $103,000 and $1.9 million, respectively.

Insurance Planners (the "Agency") was incorporated in the State of Minnesota in August 1983 and is engaged in the sale, on an agency basis, of property and casualty insurance products. As of September 30, 2003, the net book value of the Corporation's investment in stock, unsecured loans and conforming loans in its subsidiary was $830,000.

PERSONNEL

As of September 30, 2003, the Corporation had 209 full time employees and 49 part time employees representing a total of 235.7 full time equivalents. The employees are not represented by a collective bargaining agreement and the Corporation believes its relationship with their employees is satisfactory.

REGULATION

Set forth below is a brief description of certain laws related to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE CORPORATION

Recent Legislation to Curtail Corporate Accounting Irregularities
On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

As a unitary savings and loan holding company, the Corporation generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act ("GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Corporation enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the GLB Act did not affect the Corporation's freedom from activity restrictions as a unitary savings and loan holding company. However, if the Corporation were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Corporation were in the future to sell control of the Bank to any other company, such company would not succeed to the Corporation's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Corporation's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Corporation's continued compliance with the Qualified Thrift Lender ("QTL") test. See "-Regulation of the Bank- Qualified Thrift Lender Test."

REGULATION OF THE BANK

General
Set forth  below is a brief  description  of  certain  laws  that  relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety be reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC; consequently, lending activities and other investment activity must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

The Bank is required to pay insurance premiums, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2004 at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.003% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal Government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

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

Qualified Thrift Lender Test
Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (1) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (2) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At September 30, 2003, the Bank was in compliance with its QTL requirement.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. This amount must be equal to at least 2 basis points of the Bank's assets at December 31, 2002 and 4.45% of outstanding FHLB advances.

Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

ITEM 2.     PROPERTIES

The Bank operates from its main office located at 201 Main Street South, Hutchinson, Minnesota. The Bank owns this 20,000 square foot office facility which it built in 1985/86. The total investment in property and equipment at 201 Main Street South had a net book value of $2.0 million at September 30, 2003.

Additional offices, either owned or leased by the Bank, are set forth below with information regarding net book value of the premises and equipment at such facilities at September 30, 2003.

                                         Year
                                      Acquired or     Net Book
                                      Date Lease      Value at         Square
Location                               Expires    September 30, 2003   Footage
--------------------------------   ---------------------------------------------
                                              (Dollars in thousands)
14994 Glazier Avenue
Apple Valley, MN  55124                  1989           $238            3,000

305 10th Avenue S
Buffalo, MN  55313                       1999            871            5,620

1002 Greeley Avenue
Glencoe, MN  55336                       2000            392            1,980

1320 South Frontage Road
Hastings, MN  55033                      1984            903           15,000

905 Highway 15 South,
Frontage Road
Hutchinson, MN  55350                    1980            180            1,400

6505 Cahill Avenue
Inver Grove Heights, MN  55075           1979            215            3,000

501 North Sibley Avenue
Litchfield, MN  55355                    1978            128            2,400

200 East Frontage Road,
Highway 5
Waconia, MN  55387                       1985            250            2,400

122 East Second Street
Winthrop, MN  55396                      2004 (1)         19              950

113 Waite Avenue South
Waite Park, MN  56387                    2004 (2)         38              700

135 3rd Avenue SW
Hutchinson, MN  55350                    2007 (3)          2            1,200

1001 Labore Industrial Court Suite E
Vadnais Heights, MN  55110               2006 (4)        209            7,748

1113 West Saint Germain Street
Saint Cloud, MN  56302                   2001 (5)        907            8,360

1. Lease expires in July 2004 with option to renew for one-year terms. The Bank expects to renew the lease.
2.   Lease expires in September 2004.
3.   Lease expires in April 2007.
4.   Lease expires in January 2006.
5.   Property acquired on November 9, 2001.

The Bank leases approximately 1,040 square feet of the property in Hastings, Minnesota under an operating lease set to expire April 14, 2004, with annual rents totaling $8,356 in addition to their proportionate share of the operating expenses.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS

For additional information relating to the market for the Corporation's common equity and related stockholder matters, see "Corporate Profile and Stock Market Information" in the Registrant's 2003 Annual Report to Stockholders on page 1 and is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The above captioned information appears under "Selected Financial Data" in the Corporation's 2003 Annual Report to Stockholders on page 2 and is incorporated herein by reference.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

The above captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2003 Annual Report to stockholders on pages 4 through 14 and is incorporated herein by reference.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The above information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2003 Annual Report to Stockholders on pages 4 through 14 and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Corporation and its subsidiaries, together with the report thereon by Crowe Chizek and Company LLC appears in the 2003 Annual Report to Stockholders on pages 15 through 42 and are incorporated herein by reference.

Quarterly Results of Operations on page 42 of the Annual Report is incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES

On May 9, 2003, Larson, Allen, Weishair & Co., LLP ("Larson Allen"), Certified Public Accountants, resigned as the Company's independent auditors and the Company appointed Crowe Chizek and Company LLC ("Crowe Chizek") as its new independent auditors. The decision to change accountants was approved by the Company's Board of Directors. Larson Allen's reports on the Company's consolidated financial statements for the two fiscal years ended September 30, 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with audits of the two fiscal years ended September 30, 2002 and any subsequent interim period preceding the date hereof, there were no disagreements or reportable events between the Company and Larson Allen on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Larson Allen, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports. During the two most recent fiscal years and the subsequent interim period to the date hereof, the Company did not consult with Crowe Chizek regarding the application of accounting principals to any transaction or as to any accounting, auditing or financial reporting issues.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I--Election of Directors" and "Biographical Information" in the 2003 Proxy Statement (the "Proxy Statement") are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, FSF Financial Corp., 201 Main Street South, Hutchinson, Minnesota 55350.

ITEM 11.   EXECUTIVE COMPENSATION

The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED SHAREHOLDER MATTERS

          (a)  Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof--Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

          (b)  Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof--Security Ownership of Certain Beneficial Owners" and "Proposal I - Election of Directors" of the Proxy Statement.

          (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, in which the operation may, at a subsequent date result in a change in control of the Corporation.

          (d)  EQUITY COMPENSATION PLAN INFORMATION

                                                   (a)                        (b)                          (c)
                                                                                                 Number of securities
                                           Number of securities        Weighted-average         remaining available for
                                            to be issued upon         exercise price of          future issuance under
                                               exercise of               outstanding           equity compensation plans
                                           outstanding options,       options, warrants          (excluding securities
                                           warrants and rights            and rights           reflected in column (a))
                                        ------------------------------------------------------------------------------------
Equity compensation plans
-------------------------
approved by shareholders:
-------------------------
   1994 Stock Option Plan                         55,848             $       9.68                        7,481
   1998 Stock Option Plan                        242,115                    16.93                        1,185

Restricted Stock Plan                              2,800                      N/A                       38,964
---------------------

Equity compensation plans
-------------------------
   not approved by shareholders (1)                    -               $        -                            -
  -----------------------------
                                        --------------------------------------------------------------------------
TOTAL                                            300,763                    15.43                       47,630

(1)  Not applicable.




ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item as incorporated herein by reference to the Section entitled Audit Fees and All Other Fees in the Proxy Statement.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The consolidated statements of financial condition of the Corporation and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the three fiscal years ended September 30, 2003, together with the related notes and the independent auditors' report of Crowe Chizek and Company LLC, independent certified public accountants, are incorporated by reference to pages 15 through 42 of the 2003 Annual Report to Stockholders.

(2)  Financial  Schedules
          The Company is filing herewith the Report of its Independent Auditor on its Consolidated Financial Statements for the fiscal years ended September 30, 2002 and 2001, which has been excluded from its Annual Report to Stockholders for the fiscal year ended September 30, 2003 in accordance with Note 1 to Rule 14a-3(b)(1).

         (3)  Exhibits
                (a)  The following exhibits are filed as part of this report.

                      3.1      Articles of Incorporation of FSF Financial Corporation *
                      3.2      Bylaws of FSF Financial Corporation *
                      4.0      Stock Certificate of FSF Financial Corporation *
                     10.1      Form of Employment Agreement with Donald A. Glas, George B. Loban and
                                 Richard H. Burgart *
                     10.2      First Federal fsb Management Stock Plan **
                     10.3      FSF Financial Corporation 1996 Stock Option Plan **
                     10.4      FSF Financial Corporation 1998 Stock Compensation Plan ***
                     13.0      Portions of the 2002 Annual Report to Stockholders
                     21.0      Subsidiary Information (See "Item 1-Business")
                     23.1      Consent of Crowe Chizek and Company LLC
                     23.2      Consent of Larson, Allen, Weishair & Co., LLP
                     31.0      Rule 13a-14(a)/15d-14(a) Certifications
                     32.0      Section 1350 Certification

                (b) Reports on Form 8-k
                    The Registrant  filed a Report on Form 8-K pursuant to items
                    7 and 12 on July 22, 2003, to report earnings for the quarter ended June 30, 2003.

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

                                Larson Allen SM


                          CPAs, Consultants & Advisors
                              www.larsonallen.com



                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
FSF Financial Corp. and Subsidiaries
Hutchinson, Minnesota

We have audited the accompanying consolidated statements of financial condition of FSF Financial Corp. and Subsidiaries ("the Corporation") as of September 30, 2002 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the two fiscal years in the period ended September 30, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation as of September 30, 2002 and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United State of America.


/s/Larson, Allen, Weishair & Co., LLP

Larson, Allen, Weishair & Co., LLP
Austin, Minnesota
October 26, 2002

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FSF FINANCIAL CORP.


Dated:  December 18, 2003                By:   /s/ Donald A. Glas
                                               ---------------------------------
                                               Donald A. Glas
                                               Co-Chair of the Board and Chief
                                               Executive Officer
                                               (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



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

Date:     December 18, 2003                                        Date:   December 18, 2003



By:       /s/ George B. Loban                                      By:     /s/ Sever B. Knutson
          -------------------------------------------------                --------------------------------------------
          George B. Loban                                                  Sever B. Knutson
          Co-Chair of the Board and President                              Director

Date:     December 18, 2003                                        Date:   December 18, 2003



By:       /s/ Roger R. Stearns                                     By:     /s/ James J. Caturia
          -------------------------------------------------                --------------------------------------------
          Roger R. Stearns                                                 James J. Caturia
          Director                                                         Director

Date:     December 18, 2003                                        Date:   December 18, 2003



By:       /s/ Jerome R. Dempsey
          -------------------------------------------------
          Jerome R. Dempsey
          Director

Date:     December 18, 2003
