Form 10-Q
period 2003-12-31
FSF FINANCIAL CORP
filed 2004-01-26
CIK 924370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ______________
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended            December 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date January 23, 2004.
                                                           ----------------


         Class                                          Outstanding
         -----                                          -----------
$.10 par value common stock                           2,381,398 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements                                              1
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9
Item 3.    Quantitative and Qualitative Disclosures About Market Risk       15
Item 4.    Controls and Procedures                                          16

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                17
Item 2.    Changes in Securities and Use of Proceeds                        17
Item 3.    Defaults Upon Senior Securities                                  17
Item 4.    Submission of Matters to a Vote of Security Holders              17
Item 5.    Other Information                                                17
Item 6.    Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                  18

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           At             At
                                                                       December 31,   September 30,
                                                                          2003           2003
                                                                   ------------------------------------
                                                                    (in thousands, except share data)
                                    ASSETS
                                    ------
Cash and cash equivalents:
     Cash                                                          $     3,206       $     3,556
     Interest-bearing deposits                                          56,383            77,045
                                                                   ------------------------------------
          Total cash and cash equivalents                               59,589            80,601
Securities available for sale, at fair value:
     Equity securities                                                  11,996            12,009
     Mortgage-backed and related securities                             35,107            29,923
     Debt securities                                                    12,650            12,178
Restricted stock                                                         4,402             4,797
Loans held-for-sale                                                     14,209            17,122
Loans receivable, net                                                  356,109           358,708
Foreclosed real estate                                                   1,005             1,152
Accrued interest receivable                                              3,977             3,960
Premises and equipment                                                   6,357             6,331
Goodwill                                                                 3,883             3,883
Identifiable intangibles                                                   979             1,014
Investment in life insurance                                             8,475             8,388
Other assets                                                             1,368             1,086
                                                                   ------------------------------------
          Total assets                                             $   520,106       $   541,152
                                                                   ====================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Demand deposits                                               $    76,033       $    69,684
     Savings accounts                                                   83,356            86,666
     Certificates of deposit                                           225,450           234,665
                                                                   ------------------------------------
          Total deposits                                               384,839           391,015

     Federal Home Loan Bank borrowings                                  78,000            93,000
     Advances from borrowers for taxes and insurance                       123               233
     Other liabilities                                                   4,792             5,717
                                                                   ------------------------------------
          Total liabilities                                            467,754           489,965

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                          -                 -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                               450               450
     Additional paid in capital                                         44,188            43,925
     Retained earnings, substantially restricted                        39,105            38,643
     Treasury stock at cost (2,119,879 and 2,156,540 shares)           (30,978)          (31,444)
     Unearned ESOP shares at cost (-0- and 7,643 shares)                     -               (76)
     Unearned MSP stock grants at cost                                    (481)             (484)
     Accumulated other comprehensive income                                 68               173
                                                                   ------------------------------------
          Total stockholders' equity                                    52,352            51,187
                                                                   ------------------------------------
          Total liabilities and stockholders' equity               $   520,106       $   541,152
                                                                   ====================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                                          Three Months
                                                                                       Ended December 31,
                                                                              --------------------------------------
                                                                                     2003               2002
                                                                              --------------------------------------
                                                                              (in thousands, except per share data)

Interest income:
     Loans receivable                                                                $     6,851        $     8,225
     Mortgage-backed and related securities                                                  363                495
     Investment securities                                                                   366                215
                                                                              --------------------------------------
          Total interest income                                                            7,580              8,935
Interest expense:
     Deposits                                                                              1,879              2,696
     Borrowed funds                                                                        1,229              1,323
                                                                              --------------------------------------
          Total interest expense                                                           3,108              4,019
                                                                              --------------------------------------
          Net interest income                                                              4,472              4,916
     Provision for loan losses                                                               259                288
                                                                              --------------------------------------
          Net interest income after provision for loan losses                             4,213              4,628
                                                                              --------------------------------------
Noninterest income:
     Gain on sale of loans- net                                                              752              1,126
     Other service charges and fees                                                          364                421
     Service charges on deposit accounts                                                     661                614
     Commission income                                                                       294                278
     Other                                                                                   104                 57
                                                                              --------------------------------------
          Total noninterest income                                                         2,175              2,496
                                                                              --------------------------------------
Noninterest expense:
     Compensation and benefits                                                             2,757              2,778
     Occupancy and equipment                                                                 472                392
     Data processing                                                                         248                234
     Professional fees                                                                       142                140
     Other                                                                                   820                794
                                                                              --------------------------------------
          Total noninterest expense                                                        4,439              4,338
                                                                              --------------------------------------
          Income before provision for income taxes                                         1,949              2,786
Income tax expense                                                                           769              1,090
                                                                              --------------------------------------
          Net income                                                                 $     1,180        $     1,696
                                                                              ======================================

Basic earnings per share                                                             $      0.51        $      0.77
Diluted earnings per share                                                           $      0.48        $      0.73
Cash dividend declared per common share                                              $      0.35        $      0.30

Comprehensive income                                                                 $     1,075        $     2,406
                                                                              ======================================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Three Months
                                                                                       Ended December 31,
                                                                              --------------------------------------
                                                                                     2003               2002
                                                                              --------------------------------------
                                                                                         (in thousands)
Cash flows from operating activities:
     Net income                                                                      $     1,180        $     1,696
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
     Depreciation                                                                            244                202
     Net amortization of discounts and premiums                                              (51)               (66)
     Provision for loan losses                                                               259                288
     Market value adjustment on ESOP shares                                                  153                 75
     Amortization of ESOP and MSP stock compensation                                          54                118
     Amortization of intangibles                                                              34                 43
     Net loan fees deferred and amortized                                                    (42)               (86)
     Loans originated for sale                                                           (56,081)           (80,935)
     Loans sold                                                                           59,746             60,508
     Gain on sale of loans                                                                  (752)            (1,126)
     (Increase) decrease in: Accrued interest receivable                                     (16)              (321)
          Life insurance                                                                     (88)              (106)
          Other assets                                                                        89                393
          Deferred taxes                                                                      65                (57)
          Other liabilities                                                               (1,000)              (279)
                                                                              --------------------------------------
Net cash provided by (used in) operating activities                                        3,794            (19,653)
                                                                              --------------------------------------
Cash flows from investing activities:
     Loan originations and principal repayments on loans, net                              4,565              2,394
     Purchase of loans                                                                    (2,500)                 -
     Principal repayments on mortgage-related securities held-to-maturity                      -              2,178
     Purchase of available-for-sale securities                                           (10,849)            (4,062)
     Proceeds from FHLB stock redeemed                                                       395                  -
     Principal repayments and proceeds from maturities of
          securities available-for-sale                                                    5,074              3,388
     Investment in foreclosed real estate                                                   (122)                 -
     Proceeds from sale of REO                                                               585                122
     Purchase of equipment and property improvements                                        (270)              (539)
                                                                              --------------------------------------
Net cash (used in) provided by investing activities                                  $    (3,122)       $     3,481
                                                                              --------------------------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                          Three Months
                                                                                       Ended December 31,
                                                                              --------------------------------------
                                                                                     2003               2002
                                                                              --------------------------------------
                                                                                         (in thousands)

Cash flows from financing activities:
     Net (decrease) increase in deposits                                            $     (6,162)       $    20,609
     Payments on FHLB advances                                                           (15,000)            (5,000)
     Allocated dividends used to retire debt on ESOP                                          25                 24
     Net decrease in mortgage escrow funds                                                  (110)              (150)
     Treasury stock purchased                                                               (137)              (601)
     Dividends on common stock                                                              (717)              (649)
     Proceeds from exercise of stock options                                                 417                422
                                                                              --------------------------------------
Net cash (used in) provided by financing activities                                      (21,684)            14,655
                                                                              --------------------------------------

Net decrease in cash and cash equivalents                                                (21,012)            (1,517)

Cash and cash equivalents
     Beginning of period                                                                  80,601             14,615
                                                                              --------------------------------------
     End of period                                                                   $    59,589        $    13,098
                                                                              ======================================

Supplemental disclosures of cash flow information:
  Cash payments for:
        Interest on advances and other borrowed money                                $     1,224        $     1,316
        Interest on deposits                                                         $     2,185        $     3,057
        Income taxes                                                                 $       539        $       904

Supplemental schedule of non-cash investing and financing activities:
    Foreclosed real estate                                                           $       532        $       393
    Transfer of securities from held-to-maturity to available-for-sale               $         -        $    30,462
    Unrealized gain on available-for-sale securities transferred, net of tax         $         -        $       561

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three months ended December 31, 2003 include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. ("the Agency") and First Federal fsb ("the Bank"). Firstate Services and Homeowners Mortgage Corporation ("HMC") are wholly owned subsidiaries of the Bank. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with United States Generally Accepted Accounting Principles ("GAAP"). However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2003.

NOTE 3- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                               For the Three Months ended
                                                                                      December 31,
                                                                           ------------------------------------
                                                                                 2003              2002
                                                                           ------------------------------------
              Numerator:
                 Net income - Numerator for basic earnings
                    per share and diluted earnings per share--
                    income available to common stockholders                       $1,180,000        $1,696,000
                                                                           ====================================
              Denominator:
                 Denominator for basic earnings per share--
                    weighted-average shares                                        2,310,317         2,213,687
                 Effect of dilutive securities:
                    Stock - based compensation plans                                 144,923           134,239
                                                                           ------------------------------------
                    Denominator for diluted earnings per share--
                       adjusted weighted-average shares and
                       assumed conversions                                         2,455,240         2,347,926
                                                                           ====================================
              Basic earnings per share                                            $     0.51        $     0.77
              Diluted earnings per share                                          $     0.48        $     0.73

NOTE 4- STOCK OPTION ACCOUNTING
         The Corporation accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                          Three Months
                                                                                       Ended December 31,
                                                                              --------------------------------------
                                                                                     2003               2002
                                                                              --------------------------------------
                                                                                         (in thousands)
Net income, as reported                                                              $     1,180        $     1,696
Deduct:
     Total stock-based  employee  compensation expense determined under the fair value based method for all awards, net of related tax effects
                                                                                               4                 77
                                                                              --------------------------------------
Pro-forma net income                                                                 $     1,176        $     1,619
                                                                              ======================================
Earnings per share:
     Basic, as reported                                                              $      0.51        $      0.77
     Basic, pro-forma                                                                $      0.51        $      0.73
     Diluted, as reported                                                            $      0.48        $      0.73
     Diluted, pro-forma                                                              $      0.48        $      0.69


On November 19, 2002, the Corporation awarded 1,250 stock options from the 1994 stock option plan and 20,687 stock options from the 1998 stock option plan. The awards may be exercised over a ten-year period at an exercise price of $23.00, the fair value of the Corporation's stock on the date of the option grant. In addition, 41,212 options were exercised at various prices in the current fiscal year.


NOTE 5- EFFECT  OF NEW  FINANCIAL  ACCOUNTING  STANDARDS
        See the Company's Annual Report dated September 30, 2003.

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

                                                                                         Three Months
                                                                                      Ended December 31,
                                                                             --------------------------------------
                                                                                    2003               2002
                                                                             --------------------------------------
                                                                                        (in thousands)
Net income                                                                          $     1,180        $     1,696
Other comprehensive income
     Unrealized holding gains on securities transferred
        from held to maturity, net of tax expense                                             -                561
     Unrealized holding gains (losses) during the period                                   (168)               251
     Tax (expense) benefit                                                                   63               (102)
                                                                             --------------------------------------

Comprehensive income                                                                $     1,075        $     2,406
                                                                             ======================================

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

General

The Corporation's total assets at December 31, 2003 and September 30, 2003 totaled $520.1 million and $541.2 million, respectively. The decrease of $21.1 million was primarily the result of the payment of Federal Home Loan Bank ("FHLB") advances and the reduction of deposits, offset in part by a reduction in the outstanding loan balances.

Cash and cash equivalents decreased $21.0 million from $80.6 million at September 30, 2003 to $59.6 million at December 31, 2003, mainly due to payments on FHLB advances. The Corporation utilizes this excess liquidity to fund loan originations.

During the quarter ended December 31, 2002, the Corporation transferred all its held-to-maturity debt securities and mortgage-backed and related securities to the available-for-sale category. The net carrying amount of these securities at the time of transfer was $31.0 million and the unrealized gain, net of income taxes, was $561,000. During this quarter ended December 31, 2003, $10.8 million of available-for-sale securities were purchased.

Loans held for sale decreased $2.9 million to $14.2 million at December 31, 2003 from $17.1 million at September 30, 2003. As of December 31, 2003, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable decreased $2.6 million to $356.1 million at December 31, 2003 from $358.7 million at September 30, 2003. The balance of consumer loans decreased by $4.4 million, the one-to-four family loan portfolio decreased by $5.5 million and commercial business loans increased $1.3 million. The decrease in loans was generally the result of prepayments and refinancing activity due to the lower interest rate environment. Construction loans decreased from $263.2 million at September 30, 2003 to $261.7 million at December 31, 2003. During that period, the Bank also sold $836,000 of agricultural loans to Farmer Mac, an agency of the federal government. These loans were sold, with servicing retained, in order to allow the Bank to expand the agricultural lending base without increasing the overall percentage of agricultural loans.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                                                           Three Months
                                                                                        Ended December 31,
                                                                               -------------------------------------
                                                                                     2003               2002
                                                                               -------------------------------------
                                                                                          (in thousands)
Loans originated:
     One-to-four family residential mortgages                                        $    18,831        $    70,134
     Residential construction                                                             57,725             50,345
     Land                                                                                  4,660                  -
     Agricultural                                                                          9,340              8,536
     Commercial business & real estate                                                     5,609              3,403
     Consumer                                                                              2,567              5,992
                                                                               -------------------------------------
          Total loans originated                                                          98,732            138,410
                                                                               -------------------------------------
Loans purchased:
     Commercial business                                                                   2,500                  -
                                                                               -------------------------------------
Total new loans                                                                      $   101,232        $   138,410
                                                                               =====================================

The following table sets forth the composition of the Bank's loans in dollars and in percentages of total loans at the dates indicated:

                                                                 December 31,                    September 30,
                                                                   2003                              2003
                                                --------------------------------------------------------------------
                                                             Amount           %                Amount           %
                                                --------------------------------------------------------------------
                                                                        (dollars in thousands)
Residential real estate:
     One-to-four family (1)                            $     35,882          7.5%        $     41,415          8.5%
     Residential construction                               261,748         54.7%             263,227         53.9%
     Multi-family                                             7,611          1.6%               7,703          1.6%
                                                --------------------------------------------------------------------
                                                            305,241         63.8%             312,345         63.9%

Agricultural loans                                           56,526         11.8%              57,259         11.7%
Land and commercial real estate                              41,357          8.6%              40,831          8.4%
Commercial business                                          24,275          5.1%              22,961          4.7%
                                                --------------------------------------------------------------------
                                                            122,158         25.5%             121,051         24.8%

Consumer loans:
     Home equity and second mortgages                        21,864          4.6%              22,482          4.6%
     Automobile loans                                        10,709          2.2%              11,550          2.4%
     Other                                                   18,372          3.8%              21,272          4.4%
                                                --------------------------------------------------------------------
Total consumer loans                                         50,945         10.7%              55,304         11.3%
                                                --------------------------------------------------------------------
          Total loans                                       478,344        100.0%             488,700        100.0%
                                                                    ==============                    ==============
Less:
     Loans in process                                      (105,867)                         (110,657)
     Deferred fees                                             (470)                             (512)
     Allowance for loan losses                               (1,689)                           (1,701)
                                                --------------------              --------------------
         Total loans, net                              $    370,318                      $    375,830
                                                ====================              ====================

--------------------
1. Includes loans held for sale in the amount of $14.2 million and $17.1 million as of December 31, 2003 and September 30, 2003.

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

The Bank believes it has established its existing allowance for loan losses in accordance with GAAP. The allowance for loan losses is evaluated based on a detailed review of the loan portfolio, historic loan losses, current economic conditions and other factors. From period to period, the outstanding balance in various loan categories will increase and decrease thereby increasing or decreasing the amount of the allowance attributable to particular categories. Management believes that the resulting level of the allowance for loan losses reflects probable incurred losses in the loan portfolio. However, there can be no assurance that banking regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses or that a deteriorating real estate market or other unforeseen economic changes may cause an increase in allowance for loan losses. This is likely to negatively affect the Bank's financial condition and earnings.

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated:

                                                                                  December 31,     September 30,
                                                                                     2003              2003
                                                                            -----------------------------------
                                                                                     (dollars in thousands)
          Loans accounted for on a non-accrual basis:
          Mortgage loans:
               Residential construction loans                                     $     4,630       $    3,819
               Permanent loans secured by one-to-four family units                        800              483
               Non-residential loans                                                      884              884
          Non- mortgage loans:
               Commercial and agricultural                                                547              411
               Consumer                                                                   350              442
                                                                            -----------------------------------
          Total non-accrual loans                                                       7,211            6,039
          Foreclosed real estate and real estate held for investment                    1,005            1,152
                                                                            -----------------------------------
          Total non-performing assets                                             $     8,216       $    7,191
                                                                            ===================================
          Total non-performing loans to net loans                                       1.95%            1.61%
                                                                            ===================================
          Total non-performing loans to total assets                                    1.39%            1.12%
                                                                            ===================================
          Total non-performing assets to total assets                                   1.58%            1.33%
                                                                            ===================================

 The nonaccrual residential construction loans are comprised of 31 loans. The outstanding balance of the loans ranges from $46,000 to $474,000. The loan-to-value ratios of the loans range between 53% and 97%. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. There are 6 permanent loans secured by one-to-four family residential units that range from $29,000 to $296,000. The non-residential loan is a participation in a commercial real estate loan with another financial institution. A purchase agreement on the property is being negotiated. Commercial and agricultural loans are comprised of 13 loans. The outstanding values of these loans range from $6,000 to $199,000. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. The consumer loan total is made up of 16 loans that range from $1,000 to $95,000. The foreclosed real estate consists of 6 construction loans with balances between $52,000 and $196,000 and a commercial real estate loan with a balance of $248,000, all of which are carried at the lower of fair value or cost.

Deposits, after interest credited, decreased $6.2 million from $391.0 million at September 30, 2003 to $384.8 million at December 31, 2003. Overall cost of funds on deposits during the period decreased 82 basis points (100 basis points equals 1%) compared with the same three month period in 2002, as a result of the Bank's attempt to maintain deposit rates consistent with competitors in the market place. Demand deposits increased $6.3 million or 9.1% from September 30, 2003 to December 31, 2003. Savings account balances decreased 3.8% during the same period, while certificates of deposit decreased $9.2 million. The Bank utilized the deposits for liquidity and to reduce Federal Home Loan Bank ("FHLB") borrowings.

The Corporation completed the repurchase of 4,551 shares of common stock which, when netted against 41,212 shares issued in connection with the exercise of stock options, decreased the number of treasury shares to 2,119,879 at December 31, 2003. Treasury shares are used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity increased $1.1 million since September 30, 2003 due to net income and amortization of ESOP shares. Total stockholder's equity was reduced by the amount of dividends paid during the three months of the fiscal year and the change in accumulated comprehensive income. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains and losses on the available-for-sale securities due to fluctuations in interest rates . Because of interest rate volatility, the Corporation's accumulated other comprehensive income could materially fluctuate. Book value per share increased from $22.30 at September 30, 2003 to $22.38 at December 31, 2003.

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                              Three Months Ended December 31,
                                         ---------------------------------------------------------------------------
                                             2003                                  2002
                                         ---------------------------------------------------------------------------
                                                                 Interest                              Interest
                                           Average               Yields &        Average               Yields &
                                           Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
                                                                   (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 371,160   $ 6,851       7.38 %      $ 421,560   $ 8,225        7.80 %
     Mortgage-backed securities                32,530       363       4.46           47,669       495        4.15
     Investment securities (3)                102,470       366       1.43           42,221       215        2.04
                                         -----------------------               -----------------------
          Total interest-earning assets       506,160     7,580       5.99          511,450     8,935        6.99
                                                      ---------------------                 ----------------------
          Other assets                         30,207                                29,768
                                         -------------                         -------------
Total assets                                $ 536,367                             $ 541,218
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 388,623   $ 1,879       1.93 %      $ 391,741   $ 2,696        2.75 %
     Borrowings                                90,228     1,229       5.45           95,772     1,323        5.53
                                         -----------------------               -----------------------
          Total interest-bearing
            liabilities                       478,851     3,108       2.60          487,513     4,019        3.30
                                                      ---------------------                 ----------------------
     Other liabilities                          5,771                                 6,726
                                         -------------                         -------------
          Total liabilities                   484,622                               494,239
Stockholders' equity                           51,745                                46,979
                                         -------------                         -------------

Total liabilities and stockholders'
  equity                                    $ 536,367                             $ 541,218
                                         =============                         =============

Net interest income                                     $ 4,472                               $ 4,916
                                                      ==========                            ==========
Net spread (4)                                                        3.39 %                                 3.69 %
Net margin (5)                                                        3.53 %                                 3.84 %
Ratio of average interest-earning assets
  to average interest-bearing               1.06X                                 1.05X
  liabilities

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

Net Income
The Corporation recorded net income of $1.2 million for the three months ended December 31, 2003, as compared to net income of $1.7 million for the three months ended December 31, 2002. This decrease in net income was $516,000 or 30.4%. The decrease in net income for first quarter 2004 was primarily the result of a decrease in net interest income and non-interest income, coupled with an increase in non-interest expense. Net interest income decreased $444,000 in the first quarter of fiscal 2004, a decrease of 9.0% over first quarter 2003. The decrease in net interest income was primarily due to a 100 basis point decline in yields on interest earning assets offset by a 70 basis point reduction on cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Non-interest income was 49.0% of non-interest expense for the quarter.

Total Interest Income
Total interest income decreased by $1.4 million to $7.6 million for the quarter ended December 31, 2003 from the comparable 2002 period. The average yield on loans decreased to 7.38% for the quarter ended December 31, 2003 from 7.80% for the quarter ended December 31, 2002. During the same period, the average yield on mortgage-backed securities increased 31 basis points to 4.46%. The average yield on investment securities decreased from 2.04% for the three months ended December 31, 2003 to 1.43% for the same period in 2002.

Total Interest Expense
Total interest expense decreased to $3.1 million for the three months ended December 31, 2003 from $4.0 million for the same period in 2002. The average cost of deposits decreased 82 basis points from 2.75% for the quarter ended December 31, 2003 to 1.93% for the same period in 2002, as the rates offered by the Bank on deposits decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $5.6 million to $90.2 million for the three months ended December 31, 2003 from $95.8 million for the three months ended December 31, 2002. The cost of borrowings decreased by 8 basis points to 5.45% for the quarter ended December 31, 2003 from 5.53% for the same period in 2002. Borrowings decreased as the Bank utilized repayments of loans and investments to meet liquidity needs.

Net Interest Income
Net interest income decreased by $444,000 to $4.5 million for the quarter ended December 31, 2003, from $4.9 million for the same period in 2002. Average interest-earning assets decreased $5.3 million from $511.5 million for the quarter ended December 31, 2002 to $506.2 million for the quarter ended December 31, 2003, while the average yield on interest-earning assets decreased from 6.99% for 2002 to 5.99% for 2003. Average interest-bearing liabilities decreased by $8.6 million to $478.9 million for the quarter ended December 31, 2003 from $487.5 million for the quarter ended December 31, 2002, while the cost of interest-bearing liabilities decreased from 3.30% in 2002 to 2.60% in 2003.

Provision for Loan Losses
The Corporation's provision for loan losses was $259,000 for the quarter ended December 31, 2003, compared to $288,000 for the same period in 2002. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers to reflect probable incurred losses, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                            For the Three Months
                                                                             Ended December 31,
                                                                   ----------------------------------------
                                                                          2003                2002
                                                                   ----------------------------------------
                                                                           (dollars in thousands)
           Average loans outstanding                                      $    371,160        $    421,560
                                                                   ----------------------------------------
           Allowance balance (beginning of period)                        $      1,701        $      1,681
                                                                   ----------------------------------------
           Provision (credit):
                Residential and construction                                       201                  80
                Land and commercial real estate                                      -                   -
                Commercial and agricultural business                                58                 208
                Consumer                                                             -                   -
                                                                   ----------------------------------------
                     Total provision                                               259                 288
           Charge-offs:
                Residential and construction                                       161                 100
                Land and commercial real estate                                      -                   -
                Commercial and agricultural business                                58                 129
                Consumer                                                            97                  76
                                                                   ----------------------------------------
                     Total charge-offs                                             316                 305
           Recoveries:
                Residential and construction                                        17                   -
                Land and commercial real estate                                      -                   -
                Consumer                                                            28                  44
                                                                   ----------------------------------------
                     Total recoveries                                               45                  44
                                                                   ----------------------------------------
           Net charge-offs                                                         271                 261
                                                                   ----------------------------------------

           Allowance balance (end of period)                              $      1,689        $      1,708
                                                                   ========================================
           Allowance as percent of net loans                                     0.46%               0.40%
           Net loans charged off as a percent of average                         0.07%               0.06%
           loans


Non-interest Income
Total non-interest income decreased from $2.5 million for the quarter ended December 31, 2002 to $2.2 million for the quarter ended December 31, 2003. Gain on sale of loans decreased $374,000 over the same period in 2002 primarily due to a decrease in the refinancing market and loans that are sold in the secondary market. Other service charges and fees decreased from $421,000 for the three months ended December 31, 2002 to $364,000 for the same period ended December 31, 2003, which was mainly attributable to a decrease in the outstanding loan portfolio balance. Service charges on deposit accounts increased $47,000 due to an increase in fees charged.

Non-interest Expense
Total non-interest expense increased $101,000 or 23.0% from December 31, 2002 as compared to the same period in 2003. Compensation and benefits remained at $2.8 million for the periods compared. Occupancy and equipment expense increased $80,000 while data processing increased $14,000 to $248,000 for the period ended December 31, 2003, due to the delivery of additional data processing related services to our customer base.

Income Tax Expense
Income taxes decreased to $796,000 for the quarter ended December 31, 2003 from $1.1 million for the same period in 2002 due to a decrease of $837,000 in pretax income.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending December 31, 2004 is approximately $169.1 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

The following table presents, as of December 31, 2003, the Company's significant fixed and determinable contractual obligations by payment date. The payment amount represents those amounts contractually due to the recipient and does not include any unamortized premiums or discounts or other similar carrying amount adjustments.

                                                                           in thousands
                                                      ----------------------------------------------------------
                                                              One          One to          Over
                                                            Year or        Three          Three
                                                             Less          Years          Years          Total
                                                      ----------------------------------------------------------
      Long-Term Debt
      FHLB borrowings                                     $   6,000      $  10,000      $  62,000     $  78,000
                                                      ==========================================================
      Other Contractual Obligations
      Non-cancelable operating leases                      $    364       $    696       $    104     $   1,164
      Unused lines of credit                                 39,342              -              -     $  39,342
      Standby letters of credit                                 221              -              -     $     221
      Development letters of credit                           6,709              -              -     $   6,709
      Commitments to sell loans                              15,197              -              -     $  15,197
      Commitments to extend credit                            1,195              -              -     $   1,195

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 7.1%, 8.9%, 4.6% and 5.4%, respectively.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material  changes from the information  regarding market risk
disclosed   under  the  heading   "Asset  and  Liability   Management"   in  the
Corporation's Annual Report for the year ended September 30, 2003.

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

ITEM 1.           LEGAL PROCEEDINGS

                  Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at December 31, 2003. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  (a) Not applicable.
                  (b) Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

        (a)  The following exhibits are filed as part of this report.

    3.1      Articles of Incorporation of FSF Financial Corp. *
    3.2      Bylaws of FSF Financial Corp. *
    4.0      Stock Certificate of FSF Financial Corp. *
    10.1     Form of Employment Agreement with Donald A. Glas, George B. Loban and Richard H. Burgart *
    10.2     First Federal fsb Management Stock Plan **
    10.3     FSF Financial Corp. 1996 Stock Option Plan **
    10.4     FSF Financial Corp. 1998 Stock Compensation Plan ***
    31.0     Rule 13a-14(a) Certifications
    32.0     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        (b)  Reports on Form 8-K

               (i) The Company furnished a current report on Form 8-K on October 29, 2003 pursuant to items 7 and 12 to report operating results for the quarter ended September 30, 2003.

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


                               FSF FINANCIAL CORP.




Date:  January 26, 2004                      By: /s/ Donald A. Glas
                                                     -----------------------
                                                     Donald A. Glas
                                                     Chief Executive Officer






Date:  January 26, 2004                      By: /s/ Richard H. Burgart
                                                     -----------------------
                                                     Richard H. Burgart
                                                     Chief Financial Officer

                            SECTION 302 CERTIFICATION

         I, Donald A. Glas, certify that:

1.       I have  reviewed  this  quarterly  report on Form 10-Q of FSF Financial
         Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    January 26, 2004                   /s/Donald A. Glas
                                               ---------------------------------
                                               Donald A. Glas
                                               Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, Richard H. Burgart, certify that:

1.       I have  reviewed  this  quarterly  report on Form 10-Q of FSF Financial
         Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:    January 26, 2004                   /s/Richard H. Burgart
                                               ---------------------------------
                                               Richard H. Burgart
                                               Chief Financial Officer