Form 10-Q
period 2004-03-31
FSF FINANCIAL CORP
filed 2004-05-03
CIK 924370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended          March 31, 2004

                                       OR

{_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 2004.
                                                           --------------


        Class                                                Outstanding
        -----                                                -----------
$.10 par value common stock                                2,382,398 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

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

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   At                At
                                                                March 31,       September 30,
                                                                  2004              2003
                                                            ------------------------------------
                                                             (in thousands, except share data)
                                    ASSETS
Cash and cash equivalents:
     Cash                                                         $   3,260    $   3,556
     Interest-bearing deposits                                       55,752       77,045
                                                                  ---------    ---------
          Total cash and cash equivalents                            59,012       80,601

Securities available for sale, at fair value:
     Equity securities                                                    -       12,009
     Mortgage-backed and related securities                          42,832       29,923
     Debt securities                                                  7,049       12,178
Restricted stock                                                      3,912        4,797
Loans held-for-sale                                                  12,690       17,122
Loans receivable, net                                               364,760      358,708
Foreclosed real estate                                                1,016        1,152
Accrued interest receivable                                           3,472        3,960
Premises and equipment                                                6,299        6,331
Goodwill                                                              3,883        3,883
Identifiable intangibles                                                945        1,014
Investment in life insurance                                          8,564        8,388
Other assets                                                          1,370        1,086
                                                                  ---------    ---------
          Total assets                                            $ 515,804    $ 541,152
                                                                  =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Demand deposits                                              $  81,910    $  69,684
     Savings accounts                                                81,252       86,666
     Certificates of deposit                                        222,448      234,665
                                                                  ---------    ---------
          Total deposits                                            385,610      391,015

     Federal Home Loan Bank borrowings                               72,000       93,000
     Advances from borrowers for taxes and insurance                    226          233
     Other liabilities                                                5,213        5,717
                                                                  ---------    ---------
          Total liabilities                                         463,049      489,965

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                       -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                            450          450
     Additional paid in capital                                      44,186       43,925
     Retained earnings, substantially restricted                     39,299       38,643
     Treasury stock at cost (2,118,879 and 2,156,540 shares)        (30,965)     (31,444)
     Unearned ESOP shares at cost (-0- and 7,643 shares)                  -          (76)
     Unearned MSP stock grants at cost                                 (478)        (484)
     Accumulated other comprehensive income                             263          173
                                                                  ---------    ---------
          Total stockholders' equity                                 52,755       51,187
                                                                  ---------    ---------
          Total liabilities and stockholders' equity              $ 515,804    $ 541,152
                                                                  =========    =========

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                  Three Months        Six Months
                                                                 Ended March 31,     Ended March 31,
                                                                -----------------   -----------------
                                                                   2004      2003      2004      2003
                                                                -----------------   -----------------
                                                                (in thousands, except per share data)
Interest income:
     Loans receivable                                           $ 6,574   $ 7,680   $13,425   $15,905
     Mortgage-backed and related securities                         358       467       721       962
     Investment securities                                          339       410       705       625
                                                                -----------------   -----------------
          Total interest income                                   7,271     8,557    14,851    17,492

Interest expense:
     Deposits                                                     1,676     2,496     3,555     5,192
     Borrowed funds                                               1,000     1,239     2,229     2,562
                                                                -----------------   -----------------
          Total interest expense                                  2,676     3,735     5,784     7,754
                                                                -----------------   -----------------
          Net interest income                                     4,595     4,822     9,067     9,738
     Provision for loan losses                                      469       193       728       481
                                                                -----------------   -----------------
          Net interest income after provision for loan losses     4,126     4,629     8,339     9,257
                                                                -----------------   -----------------
Noninterest income:
     Gain on sale of loans- net                                     645     1,306     1,397     2,432
     Gain on sale of available for sale securities                  284      --         284      --
     Other service charges and fees                                 321       393       685       814
     Service charges on deposit accounts                            524       596     1,185     1,210
     Commission income                                              331       314       625       592
     Other                                                          102       106       206       163
                                                                -----------------   -----------------
          Total noninterest income                                2,207     2,715     4,382     5,211
                                                                -----------------   -----------------
Noninterest expense:
     Compensation and benefits                                    2,800     2,799     5,557     5,577
     Occupancy and equipment                                        499       415       971       807
     Data processing                                                250       256       498       490
     Professional fees                                              149       140       291       280
     Other                                                          942     1,076     1,762     1,870
                                                                -----------------   -----------------
          Total noninterest expense                               4,640     4,686     9,079     9,024
                                                                -----------------   -----------------
          Income before provision for income taxes                1,693     2,658     3,642     5,444
Income tax expense                                                  680     1,038     1,449     2,128
                                                                -----------------   -----------------
          Net income                                            $ 1,013   $ 1,620   $ 2,193   $ 3,316
                                                                =================   =================

Basic earnings per share                                        $  0.43   $  0.72   $  0.94   $  1.49
Diluted earnings per share                                      $  0.41   $  0.68   $  0.89   $  1.41
Cash dividend declared per common share                         $  0.35   $  0.30   $  0.70   $  0.60

Comprehensive income                                            $ 1,208   $ 1,510   $ 2,283   $ 3,916
                                                                =================   =================

           See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months               Six Months
                                                                    Ended March 31,           Ended March 31,
                                                                ----------------------    ----------------------
                                                                     2004         2003         2004         2003
                                                                ----------------------    ----------------------
                                                                                  (in thousands)
Cash flows from operating activities:
     Net income                                                 $   1,013    $   1,620    $   2,193    $   3,316
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
     Depreciation                                                     251          214          495          416
     Net amortization of discounts and premiums                       (11)         (24)         (62)         (90)
     Provision for loan losses                                        469          193          728          481
     ESOP and MSP stock compensation expense                          170          219          377          436
     Amortization of intangibles                                       34           42           68           85
     Net loan fees deferred and amortized                              (7)        (171)         (49)        (257)
     Loans originated for sale                                    (41,024)     (81,614)     (97,105)    (161,423)
     Loans sold                                                    43,368      101,993      102,934      161,375
     Gain on available-for-sale securities                           (284)           -         (284)           -
     Gain on sale of loans                                           (645)      (1,306)      (1,397)      (2,432)
     (Increase) decrease in:
        Accrued interest receivable                                   504        1,128          488          807
        Life insurance                                                (88)        (106)        (176)        (212)
        Other assets                                                  154          (48)         243          345
        Deferred taxes                                                118          123          183         (335)
        Other liabilities                                             204         (311)        (796)        (189)
                                                                ----------------------    ----------------------
Net cash provided by (used in) operating activities                 4,226       21,952        7,840        2,323
                                                                ----------------------    ----------------------

Cash flows from investing activities:
     Loan originations and principal repayments on loans, net      (9,754)       8,110       (5,009)      10,504
     Purchase of loans                                                  -            -       (2,500)           -
     Principal repayments on mortgage-related securities
          held-to-maturity                                              -            -            -        2,178
     Purchase of available-for-sale securities                    (15,200)           -      (26,049)      (4,062)
     Proceeds from FHLB stock redeemed                                490            -          885            -
     Proceeds from the sale of available-for-sale securities       20,187            -       20,187            -
     Principal repayments and proceeds from maturities of
          securities available-for-sale                             5,141        6,382       10,215        9,770
     Investment in foreclosed real estate                             (31)         (12)        (153)         (12)
     Proceeds from sale of foreclosed real estate                     482          128        1,067          250
     Purchase of equipment and property improvements                 (193)        (275)        (463)        (814)
                                                                ----------------------    ----------------------
Net cash (used in) provided by investing activities             $   1,122    $  14,333    $  (1,820)   $  17,814
                                                                ----------------------    ----------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                           Three Months             Six Months
                                                                          Ended March 31,         Ended March 31,
                                                                        --------------------    --------------------
                                                                            2004        2003        2004        2003
                                                                        --------------------    --------------------
                                                                                        (in thousands)
Cash flows from financing activities:
     Net (decrease) increase in deposits                                $    781    $    433    $ (5,381)   $ 21,042
     Payments on FHLB advances                                            (6,000)          -     (21,000)     (5,000)
     Allocated dividends used to retire debt on ESOP                           -           -          25           -
     Net decrease in mortgage escrow funds                                   103         107          (7)        (43)
     Treasury stock purchased                                                  -        (245)       (137)       (846)
     Dividends on common stock                                              (820)        103      (1,537)        525
     Proceeds from exercise of stock options                                  11        (667)        428      (1,316)
                                                                        --------------------    --------------------
Net cash (used in) provided by financing activities                       (5,925)       (269)    (27,609)     14,362
                                                                        --------------------    --------------------

Net decrease in cash and cash equivalents                                   (577)     36,016     (21,589)     34,499

Cash and cash equivalents
     Beginning of period                                                  59,589      13,098      80,601      14,615
                                                                        --------------------    --------------------
     End of period                                                      $ 59,012    $ 49,114    $ 59,012    $ 49,114
                                                                        ====================    ====================

Supplemental disclosures of cash flow information:
  Cash payments for:
     Interest on advances and other borrowed money                      $  1,004    $  1,246    $  2,228    $  2,562
     Interest on deposits                                               $  1,688    $  2,590    $  3,873    $  5,647
     Income taxes                                                       $    503    $  1,470    $  1,042    $  2,374

Supplemental schedule of non-cash investing and financing activities:
    Foreclosed real estate                                              $    246    $    149    $    778    $    542
    Transfer of securities from held-to-maturity to
       available -for-sale                                              $      -    $      -    $      -    $ 30,462
    Unrealized gain on available-for-sale securities transferred,
      net of tax                                                        $      -    $      -    $      -    $    561

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 - PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and six months ended March 31, 2004 include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. ("the Agency") and First Federal fsb ("the Bank"). Firstate Services and Homeowners Mortgage Corporation ("HMC") are wholly owned subsidiaries of the Bank. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE 2 - BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America . However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report of Form 10-K for the year ended September 30, 2003.

NOTE 3 - EARNINGS PER SHARE
         The following table sets forth the computation of basic and diluted earnings per share:

                                                      For the Three Months ended        For the Six Months ended
                                                               March 31,                        March 31,
                                                     ------------------------------   ------------------------------
                                                          2004           2003              2004           2003
                                                     ------------------------------   ------------------------------
Numerator:
   Net income - Numerator for basic earnings
      per share and diluted earnings per share--
      income available to common stockholders            $1,013,000     $1,620,000        $2,193,000     $3,316,000
                                                     ==============================   ==============================

Denominator:
   Denominator for basic earnings per share--
      weighted-average shares                             2,339,806      2,245,727         2,325,061      2,229,707

   Effect of dilutive securities:
      Stock - based compensation plans                      123,351        123,740           133,369        127,889
                                                     ------------------------------   ------------------------------

      Denominator for diluted earnings per share--
         adjusted weighted-average shares and
         assumed conversions                              2,463,157      2,369,467         2,458,430      2,357,596
                                                     ==============================   ==============================
Basic earnings per share                                 $     0.43     $     0.72        $     0.94     $     1.49
Diluted earnings per share                               $     0.41     $     0.68        $     0.89     $     1.41

NOTE 4 - STOCK OPTION ACCOUNTING
         The Corporation accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                      Three Months                Six Months
                                                                    Ended March 31,            Ended March 31,
                                                                -------------------------  -------------------------
                                                                   2004         2003          2004         2003
                                                                -------------------------  -------------------------
                                                                     (in thousands)             (in thousands)
Net income, as reported                                             $ 1,013      $ 1,620       $ 2,193      $ 3,316
Deduct:
     Total stock-based employee compensation expense
       determined under the fair value based method for all
       awards, net of related tax effects                                 -            -             4           77
                                                                -------------------------  -------------------------
Pro-forma net income                                                $ 1,013      $ 1,620       $ 2,189      $ 3,239
                                                                =========================  =========================
Earnings per share:
     Basic, as reported                                             $  0.43      $  0.72       $  0.94      $  1.49
     Basic, pro-forma                                               $  0.43      $  0.72       $  0.94      $  1.45
     Diluted, as reported                                           $  0.41      $  0.68       $  0.89      $  1.41
     Diluted, pro-forma                                             $  0.41      $  0.68       $  0.89      $  1.37

On November 19, 2002, the Corporation awarded 1,250 stock options from the 1994 stock option plan and 20,687 stock options from the 1998 stock option plan. The awards may be exercised over a ten-year period at an exercise price of $23.00, the fair value of the Corporation's stock on the date of the option grant. In addition, 42,212 options were exercised at various prices in the current fiscal year.


NOTE 5 - EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
         In March 2004 the Sec issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments". This SAB related to FASB Statement No. 133 " Accounting for Derivative Instruments and Hedging Activities" for valuating loans commitments, considered to be derivatives, on mortgage loans that well be sold. This SAB is effective for commitments entered into after April 1, 2004.

         In January 2003, the EITF began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF plans to continue its discussions with the intent to issue additional guidance in determining when a decline is considered other-than-temporary.

         Management   continuously   monitors  emerging  issues  and  accounting
         bulletins, some of which could potentially impact the Company's financial statements.

NOTE 6 - COMPREHENSIVE INCOME
         Comprehensive income consists of net income and other gains and losses affecting shareholder's equity that, under generally accepted accounting principles in the United States of America, is excluded from net income. For the Corporation, the difference between net income and comprehensive income consists of the change, for the periods reported, in unrealized gains and losses on securities available for sale, net of tax.

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


The following table provides information regarding the impact of the transfer on comprehensive income.

                                                                      Three Months                Six Months
                                                                    Ended March 31,            Ended March 31,
                                                                -------------------------  -------------------------
                                                                      2004         2003          2004         2003
                                                                -------------------------  -------------------------
                                                                     (in thousands)             (in thousands)
Net income                                                          $ 1,013      $ 1,620       $ 2,193      $ 3,316
Other comprehensive income
     Unrealized holding gains on securities transferred
        from held to maturity, net of tax expense                         -            -             -          561
     Unrealized holding gains (losses) during the period                609         (185)          434           66
          Less: Reclassification adjustment for net gains
            included in net income                                     (284)           -          (284)           -
     Tax (expense) benefit                                             (130)          75           (60)         (27)
                                                                -------------------------  -------------------------
Comprehensive income                                                $ 1,208      $ 1,510       $ 2,283      $ 3,916
                                                                =========================  =========================


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

General

The Corporation's total assets at March 31, 2004 and September 30, 2003 totaled $515.8 million and $541.2 million, respectively. The decrease of $25.4 million was primarily the result of the repayment of Federal Home Loan Bank ("FHLB") advances and the reduction of deposits, in particular, certificates of deposit.

Cash and cash equivalents decreased $21.6 million from $80.6 million at September 30, 2003 to $59.0 million at March 31, 2004, mainly due to payments on FHLB advances, a reduction in deposits coupled with an increase in loans. The Corporation utilized this excess liquidity to fund loan originations.

During the quarter ended December 31, 2002, the Corporation transferred all of its held-to-maturity debt securities and mortgage-backed and related securities to the available-for-sale category. The net carrying amount of these securities at the time of transfer was $31.0 million and the unrealized gain, net of income taxes, was $561,000. During this six months ended March 31, 2004, $26.0 million of available-for-sale securities were purchased and $20.2 million were sold, including $12.0 million of equity securities.

Loans held for sale decreased $4.6 million to $12.5 million at March 31, 2004 from $17.1 million at September 30, 2003. As of March 31, 2004, the Bank and HMC had forward commitments to sell all of their loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable increased $6.2 million to $364.9 million at March 31, 2004 from $358.7 million at September 30, 2003. The balance of consumer loans decreased by $6.4 million and the one-to-four family loan portfolio decreased by $8.1 million. The decrease in loans was generally the result of prepayments and refinancing activity due to the lower interest rate environment. Construction loans increased from $263.2 million at September 30, 2003 to $266.3 million at March 31, 2004. During that period, the Bank also sold $1.1 million of agricultural loans to Farmer Mac, an agency of the federal government. These loans were sold, with servicing retained, in order to allow the Bank to expand the agricultural lending base without increasing the overall percentage of agricultural loans.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                                    Three Months                  Six Months
                                                                   Ended March 31,              Ended March 31,
                                                              --------------------------   --------------------------
                                                                  2004         2003            2004         2003
                                                              --------------------------   --------------------------
                                                                   (in thousands)               (in thousands)
Loans originated:
     One-to-four family residential mortgages                     $ 14,926     $ 47,940        $ 33,757    $ 118,074
     Residential construction                                       41,832       40,922          99,557       91,267
     Land                                                               99            -           4,759            -
     Agricultural                                                   24,232       22,778          33,572       31,314
     Commercial business & real estate                              10,976       10,467          16,585       13,870
     Consumer                                                        3,203       16,038           5,770       22,030
                                                              --------------------------   --------------------------
          Total loans originated                                    95,268      138,145         194,000      276,555
                                                              --------------------------   --------------------------
Loans purchased:
     Commercial business                                                 -            -           2,500            -
                                                              --------------------------   --------------------------
Total new loans                                                   $ 95,268    $ 138,145       $ 196,500    $ 276,555
                                                              ==========================   ==========================

The following table sets forth the composition of the Bank's loans in dollars and in percentages of total loans at the dates indicated:

                                                   March 31, 2004                   September 30, 2003
                                                 ---------------------------------------------------------------------
                                                       Amount             %               Amount               %
                                                 ---------------------------------------------------------------------
                                                                        (dollars in thousands)
Residential real estate:
     One-to-four family (1)                             $     33,363         7.0%          $       41,415        8.5%
     Residential construction                                266,299        55.5%                 263,227       53.9%
     Multi-family                                              7,568         1.6%                   7,703        1.6%
                                                 ---------------------------------------------------------------------
                                                             307,230        64.0%                 312,345       63.9%

Agricultural loans                                            60,194        12.5%                  57,259       11.7%
Land and commercial real estate                               41,077         8.6%                  40,831        8.4%
Commercial business                                           22,536         4.7%                  22,961        4.7%
                                                 ---------------------------------------------------------------------
                                                             123,807        25.8%                 121,051       24.8%

Consumer loans:
     Home equity and second mortgages                         22,095         4.6%                  22,482        4.6%
     Automobile loans                                          9,822         2.0%                  11,550        2.4%
     Other                                                    17,028         3.5%                  21,272        4.4%
                                                 ---------------------------------------------------------------------
Total consumer loans                                          48,945        10.2%                  55,304       11.3%
                                                 ---------------------------------------------------------------------
          Total loans                                        479,982       100.0%                 488,700      100.0%
                                                                     =============                        ============
Less:
     Loans in process                                       (100,441)                            (110,657)
     Deferred fees                                              (382)                                (512)
     Allowance for loan losses                                (1,708)                              (1,701)
                                                 --------------------             ------------------------
         Total loans, net                               $    377,450                       $      375,830
                                                 ====================             ========================

-------------------------------------------------

1. Includes loans held for sale in the amount of $12.7 million and $17.1 million as of March 31, 2004 and September 30, 2003.

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the collateral for the loan. The Bank's management evaluates the need to establish loss allowances against losses on loans and other assets each quarter based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such an evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. While management recognizes and charges against the allowance for loan losses accounts that are determined to be uncollectible, experience indicates that at any point in time, probable losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon management's best estimate, an amount may be charged to earnings to maintain the allowance for loan losses at a level sufficient to recognize probable losses.

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

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated:

                                                                                   March 31,      September 30,
                                                                                     2004              2003
                                                                            -----------------------------------
                                                                                  (dollars in thousands)
          Loans accounted for on a non-accrual basis:
          Mortgage loans:
               Residential construction loans                                     $     3,977       $    3,819
               Permanent loans secured by one-to-four family units                        703              483
               Non-residential loans                                                      884              884
          Non- mortgage loans:
               Commercial and agricultural                                                660              411
               Consumer                                                                   355              442
                                                                            ----------------------------------
          Total non-accrual loans                                                       6,579            6,039
          Foreclosed real estate and real estate held for investment                    1,016            1,152
                                                                            -----------------------------------
          Total non-performing assets                                             $     7,595       $    7,191
                                                                            ===================================
          Total non-performing loans to net loans                                        1.74%            1.61%
                                                                            ===================================
          Total non-performing loans to total assets                                     1.28%            1.12%
                                                                            ===================================
          Total non-performing assets to total assets                                    1.47%            1.33%
                                                                            ===================================

The nonaccrual residential construction loans are comprised of 27 loans. The outstanding balance of the loans ranges from $3,000 to $474,000. The loan-to-value ratios of the loans range between 53% and 97%. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. There are 5 permanent loans secured by one-to-four family residential units that range from $29,000 to $296,000. The non-residential loan is a participation in a commercial real estate loan with another financial institution. A purchase agreement on the property is being negotiated. Commercial and agricultural loans are comprised of 21 loans. The outstanding values of these loans range from $3,600 to $117,000. Each of the loans has been evaluated for impairment and is carried at the lower of fair value or cost. The consumer loan total is made up of 17 loans that range from $1,000 to $96,000. The foreclosed real estate consists of 6 construction loans with balances between $50,000 and $214,000 and a commercial real estate loan with a balance of $248,000, all of which are carried at the lower of fair value or cost.

Deposits, after interest credited, decreased $5.4 million from $391.0 million at September 30, 2003 to $385.6 million at March 31, 2004. Overall cost of funds on deposits during the period decreased 78 basis points (100 basis points equals 1%) compared with the same six month period in 2003, as a result of the Bank's attempt to maintain deposit rates consistent with competitors in the market place. Demand deposits increased $12.2 million or 17.5% from September 30, 2003 to March 31, 2004. Savings account balances decreased 6.2% during the same period, while certificates of deposit decreased $12.2 million. The Bank utilized the deposits for liquidity and to reduce Federal Home Loan Bank ("FHLB") borrowings.

Treasury stock decreased to 2,118,879 shares at March 31, 2004 due to the exercise of stock options. Treasury shares are used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity increased $1.6 million since September 30, 2003 mainly due to net income, amortization of ESOP shares, an increase in other comprehensive income coupled with the release of treasury shares. Total stockholder's equity was reduced by the amount of dividends paid during the first six months of the fiscal year. Accumulated other comprehensive income increased as a result of changes in the net unrealized gains and losses on the available-for-sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Corporation's accumulated other comprehensive income could materially fluctuate. Book value per share increased from $22.30 at September 30, 2003 to $22.54 at March 31, 2004.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                                Three Months Ended March 31,
                                         ---------------------------------------------------------------------------
                                             2004                                  2003
                                         ---------------------------------------------------------------------------
                                                                   Interest                              Interest
                                             Average               Yields &        Average               Yields &
                                             Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
                                                                   (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 368,571   $ 6,574       7.13 %      $ 408,460   $ 7,680        7.52 %
     Mortgage-backed securities                36,711       358       3.90           43,449       467        4.30
     Investment securities (3)                 78,278       339       1.73           66,857       410        2.45
                                         -----------------------               -----------------------
          Total interest-earning assets       483,560     7,271       6.01          518,766     8,557        6.60
                                                      ---------------------                 ----------------------
          Other assets                         30,201                                29,273
                                         -------------                         -------------
Total assets                                $ 513,761                             $ 548,039
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 381,958   $ 1,676       1.76 %      $ 399,560   $ 2,496        2.50 %
     Borrowings                                74,176     1,000       5.39           93,000     1,239        5.33
                                         -----------------------               -----------------------
          Total interest-bearing
            liabilities                       456,134     2,676       2.35          492,560     3,735        3.03
                                                      ---------------------                 ----------------------
     Other liabilities                          5,073                                 6,914
                                         -------------                         -------------
          Total liabilities                   461,207                               499,474
Stockholders' equity                           52,554                                48,565
                                         -------------                         -------------

Total liabilities and stockholders' equity  $ 513,761                             $ 548,039
                                         =============                         =============

Net interest income                                     $ 4,595                               $ 4,822
                                                      ==========                            ==========
Net spread (4)                                                        3.66 %                                 3.57 %
Net margin (5)                                                        3.80 %                                 3.70 %
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

Net Income
The Corporation recorded net income of $1.0 million for the three months ended March 31, 2004, as compared to net income of $1.6 million for the three months ended March 31, 2003. This decrease in net income was $607,000 or 37.5%. The decrease in net income for second quarter 2004 was primarily the result of a decrease in net interest income and noninterest income and an increased provision for loan losses. Net interest income decreased $227,000 in the second quarter of fiscal 2004, a decrease of 4.7% over second quarter 2003. The decrease in net interest income was primarily due to a 59 basis point decline in yields on interest earning assets offset by a 68 basis point reduction on cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Noninterest income was 47.6% and 57.9% of noninterest expense for the quarters ended March 31, 2004 and 2003, respectively.

Total Interest Income
Total interest income decreased by $1.3 million to $7.2 million for the quarter ended March 31, 2004 from the comparable 2003 period. The average yield on loans decreased to 7.13% for the quarter ended March 31, 2004 from 7.52% for the quarter ended March 31, 2003. During the same period, the average yield on mortgage-backed securities decreased 40 basis points to 3.90%. The average yield on investment securities decreased to 1.73% for the three months ended March 31, 2004 from 2.45% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $2.7 million for the three months ended March 31, 2004 from $3.7 million for the same period in 2003. The average cost of deposits decreased 74 basis points to 1.76% for the quarter ended March 31, 2004 from 2.50% for the same period in 2003, as the rates offered by the Bank on deposits decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $18.8 million to $74.2 million for the three months ended March 31, 2004 from $93.0 million for the three months ended March 31, 2003. The cost of borrowings increased by 6 basis points to 5.39% for the quarter ended March 31, 2004 from 5.33% for the same period in 2003. Borrowings decreased as the Bank utilized repayments of loans and investments to meet liquidity needs.

Net Interest Income
Net interest income decreased by $227,000 to $4.6 million for the quarter ended March 31, 2004, from $4.8 million for the same period in 2003. Average interest-earning assets decreased $35.2 million from $518.8 million for the quarter ended March 31, 2003 to $483.6 million for the quarter ended March 31, 2004, while the average yield on interest-earning assets decreased from 6.60% for 2003 to 6.01% for 2004. Average interest-bearing liabilities decreased by $36.4 million to $456.1 million for the quarter ended March 31, 2004 from $492.6 million for the quarter ended March 31, 2003, while the cost of interest-bearing liabilities decreased from 3.03% in 2003 to 2.35% in 2004.

Provision for Loan Losses
The Corporation's provision for loan losses was $469,000 for the quarter ended March 31, 2004, compared to $193,000 for the same period in 2003. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers necessary to reflect probable incurred losses, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts. (See Allowance for Loan Losses table on page 16.)

Noninterest Income
Total noninterest income decreased from $2.7 million for the quarter ended March 31, 2003 to $2.2 million for the quarter ended March 31, 2004. Gain on sale of loans decreased $661,000 over the same period in 2003 primarily due to a decrease in the refinancing market and loans that are sold in the secondary market. Other service charges and fees decreased from $393,000 for the three months ended March 31, 2003 to $321,000 for the same period ended March 31, 2004, which was mainly attributable to a decrease in servicing and late fees as the outstanding loan portfolio balance has decreased in the periods compared and also a reduction in the application fees related to a reduction in loan originations. Service charges on deposit accounts decreased $72,000. Net gains on sale of available-for-sale securities totaled $284,000 this quarter as the Bank sold its equity securities and various debt securities.

Noninterest Expense
Total noninterest expense decreased $46,000 from March 31, 2003 as compared to the same period in 2004. Compensation and benefits remained at $2.8 million for the periods compared. Occupancy and equipment expense increased $84,000 over the periods compared. This increase was mainly attributable to an increase in amortization and depreciation expense on software and computer updates as the Bank continues to enhance its data systems. Data processing decreased $6,000 to $250,000 for the period ended March 31, 2004.

Income Tax Expense
Income taxes decreased to $680,000 for the quarter ended March 31, 2004 from $1.0 million for the same period in 2003 due to a decrease of $965,000 in pretax income.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                                   Six Months Ended March 31,
                                         -------------------------------------------------------------------------------
                                             2004                                   2003
                                         -------------------------------------------------------------------------------
                                                                    Interest                                Interest
                                             Average                Yields &         Average                Yields &
                                             Balance     Interest   Rates (1)        Balance    Interest    Rates (1)
                                         -------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 369,872   $ 13,425        7.26 %     $ 415,082     $15,905        7.66 %
     Mortgage-backed securities                34,609        721        4.17          45,582         962        4.22
     Investment securities (3)                 90,440        705        1.56          54,404         625        2.30
                                         ------------------------                ------------------------
          Total interest-earning assets       494,921     14,851        6.00         515,068      17,492        6.79
                                                      -----------------------                ------------------------
          Other assets                         30,204                                 29,523
                                         -------------                           ------------
Total assets                                $ 525,125                              $ 544,591
                                         =============                           ============

Liabilities:
     Interest-bearing deposits              $ 385,309    $ 3,555        1.84 %     $ 395,608     $ 5,192        2.62 %
     Borrowings                                82,246      2,229        5.42          94,401       2,562        5.43
                                         ------------------------                ------------------------
          Total interest-bearing
            liabilities                       467,555      5,784        2.47         490,009       7,754        3.16
                                                      -----------------------                ------------------------
     Other liabilities                          5,421                                  7,115
                                         -------------                           ------------
          Total liabilities                   472,976                                497,124
Stockholders' equity                           52,149                                 47,467
                                         -------------                           ------------

Total liabilities and stockholders' equity  $ 525,125                              $ 544,591
                                         =============                           ============

Net interest income                                      $ 9,667                                 $ 9,738
                                                      ===========                            ============
Net spread (4)                                                          3.53 %                                  3.63 %
Net margin (5)                                                          3.66 %                                  3.78 %
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

Net Income
The Corporation recorded net income of $2.2 million for the six months ended March 31, 2004, as compared to net income of $3.3 million for the six months ended March 31, 2003. This decrease in net income was $1.1 million or 33.9%. The decrease in net income for the six-month period was primarily the result of a decrease in net interest income and noninterest income. Net interest income decreased $671,000 in the second quarter of fiscal 2004, a decrease of 6.9% over second quarter 2003. The decrease in net interest income was primarily due to a 79 basis point decline in yields on interest earning assets offset by a 69 basis point reduction on cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Noninterest income was 48.3% and 57.7% of noninterest expense for the six months ended March 31, 2004 and 2003, respectively.

Total Interest Income
Total interest income decreased by $2.6 million to $14.9 million for the six months ended March 31, 2004 from the comparable 2003 period. The average yield on loans decreased to 7.26% for the six months ended March 31, 2004 from 7.66% for the six months ended March 31, 2003. During the same period, the average yield on mortgage-backed securities decreased 5 basis points to 4.17%. The average yield on investment securities decreased to 1.56% for the six months ended March 31, 2004 from 2.30% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $5.8 million for the six months ended March 31, 2004 from $7.8 million for the same period in 2003. The average cost of deposits decreased 78 basis points to 1.84% for the six months ended March 31, 2004 from 2.62% for the same period in 2003, as the rates offered by the Bank on deposits decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $12.2 million to $82.2 million for the six months ended March 31, 2004 from $94.4 million for the six months ended March 31, 2003. The cost of borrowings decreased by 1 basis point to 5.42% for the six months ended March 31, 2004 from 5.43% for the same period in 2003. Borrowings decreased as the Bank utilized repayments of loans and investments to meet liquidity needs.

Net Interest Income
Net interest income decreased by $671,000 to $9.1 million for the six months ended March 31, 2004, from $9.7 million for the same period in 2003. Average interest-earning assets decreased $20.2 million from $515.1 million for the six months ended March 31, 2003 to $494.9 million for the six months ended March 31, 2004, while the average yield on interest-earning assets decreased from 6.79% for 2003 to 6.00% for 2004. Average interest-bearing liabilities decreased by $22.4 million to $467.6 million for the six months ended March 31, 2004 from $490.0 million for the six months ended March 31, 2003, while the cost of interest-bearing liabilities decreased from 3.16% in 2003 to 2.47% in 2004.

Provision for Loan Losses
The Corporation's provision for loan losses was $728,000 for the six months ended March 31, 2004, compared to $481,000 for the same period in 2003. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers necessary to reflect probable incurred losses, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts. (See Allowance for Loan Losses table on page 16).

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                             For the Six Months
                                                                               Ended March 31,
                                                                   ----------------------------------------
                                                                          2004                2003
                                                                   ----------------------------------------
                                                                           (dollars in thousands)
           Average loans outstanding                                      $    369,872        $    415,082
                                                                   ----------------------------------------
           Allowance balance (beginning of period)                        $      1,701        $      1,681
                                                                   ----------------------------------------
           Provision:
                Residential and construction                                       540                 143
                Land and commercial real estate                                      -                 107
                Commercial and agricultural business                               188                 208
                Consumer                                                             -                  23
                                                                   ----------------------------------------
                     Total provision                                               728                 481
           Charge-offs:
                Residential and construction                                       464                 153
                Land and commercial real estate                                      -                  73
                Commercial and agricultural business                               188                 160
                Consumer                                                           131                 168
                                                                   ----------------------------------------
                     Total charge-offs                                             783                 554
           Recoveries:
                Residential and construction                                        28                   -
                Land and commercial real estate                                      -                   -
                Consumer                                                            34                  51
                                                                   ----------------------------------------
                     Total recoveries                                               62                  51
                                                                   ----------------------------------------
           Net charge-offs                                                         721                 503
                                                                   ----------------------------------------
           Allowance balance (end of period)                              $      1,708        $      1,659
                                                                   ========================================
           Allowance as percent of net loans                                      0.45%               0.41%
           Net loans charged off as a percent of average loans                    0.46%               0.13%

Noninterest Income
Total noninterest income decreased from $5.2 million for the six months ended March 31, 2003 to $4.4 million for the six months ended March 31, 2004. Gain on sale of loans decreased $1.0 million over the same period in 2003 primarily due to a decrease in the refinancing market and loans that are sold in the secondary market. Other service charges and fees decreased from $814,000 for the six months ended March 31, 2003 to $685,000 for the same period ended March 31, 2004, which was mainly attributable to a decrease in servicing and late fees as the outstanding loan portfolio balance has decreased in the periods compared and a reduction in application fees related to a reduction in loan originations. Service charges on deposit accounts decreased $25,000. Net gains on sale of available-for-sale securities totaled $284,000 for the six-month period as the Bank sold its equity securities and various debt securities.

Noninterest Expense
Total noninterest expense increased $55,000 from March 31, 2003 as compared to the same period in 2004. Compensation and benefits remained at $5.6 million for the periods compared. Occupancy and equipment expense increased $169,000 over the periods compared. This increase was mainly attributable to an increase in amortization and depreciation expense on software and computer updates as the Bank continues to enhance its data systems. Data processing increased $8,000 to $498,000 for the six months ended March 31, 2004.

Income Tax Expense
Income taxes decreased to $1.4 million for the six months ended March 31, 2004 from $2.1 million for the same period in 2003 due to a decrease of $1.8 million in pretax income.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending March 31, 2005 is approximately $177.3 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

The following table presents, as of March 31, 2004, the Company's significant fixed and determinable contractual obligations by payment date. The payment amount represents those amounts contractually due to the recipient and does not include any unamortized premiums or discounts or other similar carrying amount adjustments.

                                                                             (in thousands)
                                                        ----------------------------------------------------------
                                                             One          One to          Over
                                                           Year or        Three          Three
                                                            Less          Years          Years          Total
                                                        ----------------------------------------------------------
      Long-Term Debt

      FHLB borrowings                                        $      -      $  10,000      $  62,000     $  72,000
                                                        ==========================================================

      Other Contractual Obligations
      Non-cancelable operating leases                        $    364      $     696      $     104     $   1,164
      Unused lines of credit                                   44,228              -              -     $  44,228
      Standby letters of credit                                   252              -              -     $     252
      Development letters of credit                             5,819              -              -     $   5,819
      Commitments to sell loans                                15,503              -              -     $  15,503
      Commitments to extend credit                              2,993              -              -     $   2,993
      Commitments to purchase available-for-sale
        mortgage-backed and related securities                  6,373              -              -     $   6,373
      Commitments to purchase available-for-sale
        debt securities                                        10,000              -              -     $  10,000

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 7.4%, 9.3%, 4.9% and 5.8%, respectively.

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

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at March 31, 2004. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

         (b) Reports on Form 8-K

            (i) The Company furnished a current report on Form 8-K on January 21, 2004 pursuant to items 7 and 12 to report operating results for the quarter ended December 31, 2003.

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


                               FSF FINANCIAL CORP.




Date:  May 3, 2004                             By: /s/Donald A. Glas
                                                   -----------------------
                                                   Donald A. Glas
                                                   Chief Executive Officer






Date:  May 3, 2004                             By: /s/Richard H. Burgart
                                                   -----------------------
                                                   Richard H. Burgart
                                                   Chief Financial Officer