Form 10-Q
period 2004-06-30
FSF FINANCIAL CORP
filed 2004-07-30
CIK 924370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                         Commission file number 0-24648

                               FSF FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                        41-1783064
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization)

201 Main Street South, Hutchinson, Minnesota                   55350-2573
--------------------------------------------                   ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (320) 234-4500


         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X   No
                                                     ---     ---

         Indicate by check whether the  registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).      Yes      No  X
                                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 29, 2004.
                                                            -------------


        Class                                              Outstanding
        -----                                              -----------
$.10 par value common stock                             2,386,398 shares

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

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

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     At          At
                                                                  June 30,   September 30,
                                                                    2004        2003
                                                                 -------------------------
                                                             (in thousands, except share data)
                                    ASSETS
                                    ------
Cash and cash equivalents:
     Cash                                                         $   3,986    $   3,556
     Interest-bearing deposits                                       21,751       77,045
                                                                  ----------------------
           Total cash and cash equivalents                           25,737       80,601

Securities available for sale, at fair value:
     Equity securities                                                    -       12,009
     Mortgage-backed and related securities                          58,817       29,923
     Debt securities                                                 11,704       12,178
Restricted stock                                                      3,912        4,797
Loans held-for-sale                                                  17,036       17,122
Loans receivable, net                                               365,179      358,708
Foreclosed real estate                                                1,151        1,152
Accrued interest receivable                                           3,659        3,960
Premises and equipment                                                6,186        6,331
Goodwill                                                              3,883        3,883
Identifiable intangibles                                                911        1,014
Investment in life insurance                                          8,649        8,388
Other assets                                                          3,985        1,086
                                                                  ----------------------
           Total assets                                           $ 510,809    $ 541,152
                                                                  ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
     Demand deposits                                              $  85,999    $  69,684
     Savings accounts                                                78,836       86,666
     Certificates of deposit                                        216,060      234,665
                                                                  ----------------------
          Total deposits                                            380,895      391,015

     Federal Home Loan Bank borrowings                               72,000       93,000
     Advances from borrowers for taxes and insurance                    149          233
     Other liabilities                                                6,135        5,717
                                                                  ----------------------
          Total liabilities                                         459,179      489,965

Stockholders' equity:
     Serial preferred stock, no par value 5,000,000 shares
       authorized, no shares issued                                       -            -
     Common stock, $.10 par value 10,000,000 shares authorized,
       4,501,277 and 4,501,277 shares issued                            450          450
     Additional paid in capital                                      44,170       43,925
     Retained earnings, substantially restricted                     39,479       38,643
     Treasury stock at cost (2,114,879 and 2,156,540 shares)        (30,907)     (31,444)
     Unearned ESOP shares at cost (-0- and 7,643 shares)                  -          (76)
     Unearned MSP stock grants at cost                                 (475)        (484)
     Accumulated other comprehensive income                          (1,087)         173
                                                                  ----------------------
          Total stockholders' equity                                 51,630       51,187
                                                                  ----------------------
          Total liabilities and stockholders' equity              $ 510,809    $ 541,152
                                                                  ======================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                   Three Months                 Nine Months
                                                                  Ended June 30,               Ended June 30,
                                                             --------------------------  ---------------------------
                                                                 2004         2003           2004          2003
                                                             --------------------------  ---------------------------
                                                                     (in thousands, except per share data)
Interest income:
     Loans receivable                                            $  6,712     $  7,399        $ 20,137     $ 23,304
     Mortgage-backed and related securities                           585          385           1,306        1,347
     Investment securities                                            169          394             874        1,019
                                                             --------------------------  ---------------------------
          Total interest income                                     7,466        8,178          22,317       25,670
Interest expense:
     Deposits                                                       1,611        2,293           5,166        7,485
     Borrowed funds                                                   972        1,256           3,201        3,818
                                                             --------------------------  ---------------------------
          Total interest expense                                    2,583        3,549           8,367       11,303
                                                             --------------------------  ---------------------------
          Net interest income                                       4,883        4,629          13,950       14,367
     Provision for loan losses                                        755          305           1,483          786
                                                             --------------------------  ---------------------------
          Net interest income after provision for
            loan losses                                             4,128        4,324          12,467       13,581
                                                             --------------------------  ---------------------------

Noninterest income:
     Gain on sale of loans- net                                       772        1,269           2,169        3,701
     Gain on sale of available for sale securities                      -            -             284            -
     Other service charges and fees                                   437          461           1,122        1,275
     Service charges on deposit accounts                              664          663           1,849        1,873
     Commission income                                                341          303             966          895
     Other                                                             88          102             294          265
                                                             --------------------------  ---------------------------
          Total noninterest income                                  2,302        2,798           6,684        8,009
                                                             --------------------------  ---------------------------
Noninterest expense:
     Compensation and benefits                                      2,772        2,793           8,329        8,500
     Occupancy and equipment                                          502          449           1,473        1,256
     Data processing                                                  262          254             760          744
     Professional fees                                                332          186             623          466
     Other                                                            994          920           2,756        2,660
                                                             --------------------------  ---------------------------
          Total noninterest expense                                 4,862        4,602          13,941       13,626
                                                             --------------------------  ---------------------------
          Income before provision for income taxes                  1,568        2,520           5,210        7,964
Income tax expense                                                    567          894           2,016        3,022
                                                             --------------------------  ---------------------------
          Net income                                             $  1,001     $  1,626        $  3,194     $  4,942
                                                             ==========================  ===========================

Basic earnings per share                                          $  0.43      $  0.72         $  1.37      $  2.21
Diluted earnings per share                                        $  0.41      $  0.68         $  1.30      $  2.09
Cash dividend declared per common share                           $  0.35      $  0.30         $  1.05      $  0.90

Comprehensive income                                             $  (349)     $  1,644        $  1,934     $  5,560
                                                             ==========================  ===========================

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months              Nine Months
                                                                     Ended June 30,            Ended June 30,
                                                                ----------------------    ----------------------
                                                                    2004         2003         2004         2003
                                                                ----------------------    ----------------------
                                                                                 (in thousands)
Cash flows from operating activities:
     Net income                                                 $   1,001    $   1,626    $   3,194    $   4,942
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
     Depreciation                                                     267          230          762          646
     Net amortization of discounts and premiums                        (8)          (8)         (70)         (98)
     Provision for loan losses                                        755          305        1,483          786
     ESOP and MSP stock compensation expense                            3          225          227          661
     Amortization of intangibles                                       35           43          103          128
     Net loan fees deferred and amortized                              17          (98)         (32)        (355)
     Loans originated for sale                                    (60,443)     (91,528)    (157,548)    (255,383)
     Loans sold                                                    56,869       91,258      159,803      255,065
     Gain on available-for-sale securities                              -            -         (284)           -
     Gain on sale of loans                                           (772)      (1,269)      (2,169)      (3,701)
     (Increase) decrease in:
          Accrued interest receivable                                (187)        (264)         301          543
          Life insurance                                              (85)           -         (261)           -
          Other assets                                               (106)         188          137          321
          Deferred taxes                                              901           20        1,084         (314)
          Other liabilities                                           131          315         (512)         125
                                                                ----------------------    ----------------------
Net cash provided by (used in) operating activities                (1,622)       1,043        6,218        3,366
                                                                ----------------------    ----------------------

Cash flows from investing activities:
     Loan originations and principal repayments on loans, net       3,278        7,527       (1,731)      18,031
     Purchase of loans                                             (5,000)           -       (7,500)           -
     Principal repayments on mortgage-related securities
          held-to-maturity                                              -            -            -        2,178
     Purchase of available-for-sale securities                    (26,132)      (2,968)     (52,181)      (7,030)
     Proceeds from FHLB stock redeemed                                  -            -          885            -
     Proceeds from the sale of available-for-sale securities            -            -       20,187            -
     Principal repayments and proceeds from maturities of
          securities available-for-sale                             3,220        8,594       13,435       18,364
     Investment in foreclosed real estate                            (200)        (131)        (353)        (143)
     Security deposit                                              (1,700)           -       (1,700)           -
     Proceeds from sale of foreclosed real estate                     598          321        1,665          571
     Purchase of equipment and property improvements                 (155)        (175)        (618)        (989)
                                                                ----------------------    ----------------------
Net cash (used in) provided by investing activities             $ (26,091)   $  13,168    $ (27,911)   $  30,982
                                                                ----------------------    ----------------------

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                            Three Months            Nine Months
                                                                            Ended June 30,         Ended June 30,
                                                                        --------------------    --------------------
                                                                          2004        2003        2004        2003
                                                                        --------------------    --------------------
                                                                          (in thousands)
Cash flows from financing activities:
     Net (decrease) increase in deposits                                $ (4,706)   $ (8,826)   $(10,087)   $ 12,216
     Payments on FHLB advances                                                 -           -     (21,000)     (5,000)
     Allocated dividends used to retire debt on ESOP                           -           -          25           -
     Net decrease in mortgage escrow funds                                   (77)       (108)        (84)       (150)
     Treasury stock purchased                                                  -         (26)       (137)       (872)
     Dividends on common stock                                              (822)        102      (2,359)        627
     Proceeds from exercise of stock options                                  43        (669)        471      (1,985)
                                                                        --------------------    --------------------

Net cash (used in) provided by financing activities                       (5,562)     (9,527)    (33,171)      4,836
                                                                        --------------------    --------------------

Net decrease in cash and cash equivalents                                (33,275)      4,685     (54,864)     39,184

Cash and cash equivalents
     Beginning of period                                                  59,012      49,114      80,601      14,615
                                                                        --------------------    --------------------
     End of period                                                      $ 25,737    $ 53,799    $ 25,737    $ 53,799
                                                                        ====================    ====================

Supplemental disclosures of cash flow information:
   Cash payments for:
        Interest on advances and other borrowed money                   $    972    $  1,255    $  3,200    $  3,817
        Interest on deposits                                            $  1,606    $  2,316    $  5,479    $  7,963
        Income taxes                                                    $    732    $    770    $  1,774    $  3,144

Supplemental schedule of non-cash investing and financing activities:
    Foreclosed real estate                                              $    532    $    859    $  1,310    $  1,410
    Transfer of securities from held-to-maturity to
       available -for-sale                                              $      -    $      -    $      -    $ 30,462
    Unrealized gain on available-for-sale securities transferred,
      net of tax                                                        $      -    $      -    $      -    $    561

            See Notes to Unaudited Consolidated Financial Statements

                      FSF FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1- PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and nine months ended June 30, 2004 include the accounts of FSF Financial Corp. ("the Corporation") and its wholly owned subsidiaries, Insurance Planners of Hutchinson, Inc. ("the Agency") and First Federal fsb ("the Bank"). Firstate Services and Homeowners Mortgage Corporation ("HMC") are wholly owned subsidiaries of the Bank. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

NOTE 2- BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America . However, all adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended September 30, 2003.

NOTE 3- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                      For the Three Months ended        For the Nine Months ended
                                                               June 30,                         June 30,
                                                     ------------------------------   ------------------------------
                                                          2004           2003              2004           2003
                                                     ------------------------------   ------------------------------
Numerator:
   Net income - Numerator for basic earnings
      per share and diluted earnings per share--
      income available to common stockholders        $    1,001,000    $ 1,626,000    $    3,194,000    $ 4,942,000
                                                     ==============================   ==============================
Denominator:
   Denominator for basic earnings per share--
      weighted-average shares
                                                          2,343,301      2,264,577         2,331,141      2,241,262
   Effect of dilutive securities:
      Stock - based compensation plans                      127,163        135,674           131,793        128,783
                                                     ------------------------------   ------------------------------
      Denominator for diluted earnings per share--
         adjusted weighted-average shares and
         assumed conversions                              2,470,464      2,400,251         2,462,934      2,370,045
                                                     ==============================   ==============================
Basic earnings per share                             $         0.43    $      0.72    $         1.37    $      2.21
Diluted earnings per share                           $         0.41    $      0.68    $         1.30    $      2.09

NOTE 4- STOCK OPTION ACCOUNTING
         The Corporation accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, is effective for the interim period beginning after December 15, 2002 and requires pro-forma net income and earnings per share disclosures on a quarterly basis. The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                      Three Months               Nine Months
                                                                     Ended June 30,             Ended June 30,
                                                                -------------------------  -------------------------
                                                                   2004         2003          2004         2003
                                                                -------------------------  -------------------------
                                                                     (in thousands)             (in thousands)
Net income, as reported                                             $ 1,001      $ 1,626       $ 3,194      $ 4,942
Deduct:
     Total stock-based employee compensation expense
       determined under the fair value based method for all
       awards, net of related tax effects                                 -            -             4           77
                                                                -------------------------  -------------------------
Pro-forma net income                                                $ 1,001      $ 1,626       $ 3,190      $ 4,865
                                                                =========================  =========================
Earnings per share:
     Basic, as reported                                             $  0.43      $  0.72       $  1.37      $  2.21
     Basic, pro-forma                                               $  0.43      $  0.72       $  1.37      $  2.17
     Diluted, as reported                                           $  0.41      $  0.68       $  1.30      $  2.09
     Diluted, pro-forma                                             $  0.41      $  0.68       $  1.30      $  2.05


On November 19, 2002, the Corporation awarded 1,250 stock options from the 1994 stock option plan and 20,687 stock options from the 1998 stock option plan. The awards may be exercised over a ten-year period at an exercise price of $23.00, the fair value of the Corporation's stock on the date of the option grant. In addition, 46,212 options were exercised at various prices in the current fiscal year.


NOTE 5- EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS
         In March 2004 the Sec issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments". This SAB related to FASB Statement No. 133 " Accounting for Derivative Instruments and Hedging Activities" for valuating loans commitments, considered to be derivatives, on mortgage loans that will be sold. This SAB is effective for commitments entered into after April 1, 2004. This additional guidance did not have a material effect on the Corporation's operating results or financial condition.

         In January 2003, the EITF began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004 establishing criteria for recognition and measurement under this pronouncement to be effective for reporting periods beginning after June 15, 2004. This additional guidance did not have a material effect on the Corporation's operating results or financial condition.

         Management   continuously   monitors  emerging  issues  and  accounting
         bulletins, some of which could potentially impact the Corporation's financial statements.

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


The following table provides information regarding the impact of the transfer on comprehensive income.

                                                                      Three Months               Nine Months
                                                                     Ended June 30,             Ended June 30,
                                                                -------------------------  -------------------------
                                                                   2004         2003          2004         2003
                                                                -------------------------  -------------------------
                                                                     (in thousands)             (in thousands)
Net income                                                          $ 1,001      $ 1,626       $ 3,194      $ 4,942
Other comprehensive income
     Unrealized holding gains on securities transferred
        from held to maturity, net of tax expense                         -            -             -          561
     Unrealized holding gains (losses) during the period             (2,616)          23        (2,182)          89
          Less: Reclassification adjustment for net gains
            included in net income                                        -            -          (284)           -
     Tax (expense) benefit                                            1,266           (5)        1,206          (32)
                                                                -------------------------  -------------------------

Comprehensive income                                               $   (349)     $ 1,644       $ 1,934      $ 5,560
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

General

The Corporation's total assets at June 30, 2004 and September 30, 2003 totaled $510.8 million and $541.2 million, respectively. The decrease of $30.4 million was primarily the result of the repayment of Federal Home Loan Bank ("FHLB") advances and the reduction of deposits, in particular, certificates of deposit.

Cash and cash equivalents decreased $54.9 million from $80.6 million at September 30, 2003 to $25.7 million at June 30, 2004, mainly due to payments on FHLB advances, a reduction in deposits coupled with an increase in loans. The Corporation utilized this excess liquidity to fund loan originations.

During the quarter ended December 31, 2002, the Corporation transferred all of its held-to-maturity debt securities and mortgage-backed and related securities to the available-for-sale category. The net carrying amount of these securities at the time of transfer was $31.0 million and the unrealized gain, net of income taxes, was $561,000. During the nine months ended June 30, 2004, $52.2 million of available-for-sale securities were purchased and $20.2 million were sold, including $12.0 million of equity securities.

Loans held for sale decreased $86,000 to $17.0 million at June 30, 2004 from $17.1 million at September 30, 2003. As of June 30, 2004, the Bank and HMC had forward commitments to sell these loans held for sale in the secondary market. Payment for these loans usually occurs within fourteen days of funding.

Loans receivable increased $6.5 million to $365.2 million at June 30, 2004 from $358.7 million at September 30, 2003. The balance of consumer loans decreased by $6.3 million and the one-to-four family loans decreased by $7.0 million. These decreases were generally the result of prepayments and refinancing activity due to the lower interest rate environment. Construction loans increased from $263.2 million at September 30, 2003 to $275.8 million at June 30, 2004. During that period, the Bank also sold $2.9 million of agricultural loans to Farmer Mac, an agency of the federal government. These loans were sold, with servicing retained, in order to allow the Bank to expand the agricultural lending base without increasing the overall percentage of agricultural loans.

The following table sets forth information on loans originated and purchased for the periods indicated:

                                                                    Three Months                  Nine Months
                                                                   Ended June 30,               Ended June 30,
                                                              --------------------------   --------------------------
                                                                    2004         2003            2004         2003
                                                              --------------------------   --------------------------
                                                                   (in thousands)               (in thousands)
Loans originated:
     One-to-four family residential mortgages                     $ 22,165     $ 65,051        $ 55,922    $ 183,125
     Residential construction                                       88,732       66,698         196,015      157,965
     Land                                                            6,325            -          11,084            -
     Agricultural                                                    9,891       10,819          43,463       42,133
     Commercial business & real estate                               6,141        4,271          22,727       18,141
     Consumer                                                        8,088        4,985          13,858       27,015
                                                              --------------------------   --------------------------
          Total loans originated                                   141,342      151,824         343,069      428,379
                                                              --------------------------   --------------------------
Loans purchased:
     Commercial business                                             5,000            -           7,500            -
                                                              --------------------------   --------------------------
Total new loans                                                  $ 146,342    $ 151,824       $ 350,569    $ 428,379
                                                              ==========================   ==========================


The following table sets forth the composition of the Bank's loans in dollars and in percentages of total loans at the dates indicated:

                                                    June 30, 2004                       September 30, 2003
                                                 ---------------------------------------------------------------------
                                                       Amount             %               Amount               %
                                                 ---------------------------------------------------------------------
                                                                        (dollars in thousands)
Residential real estate:
     One-to-four family (1)                             $     34,369         6.9%          $       41,415        8.5%
     Residential construction                                275,819        55.3%                 263,227       53.8%
     Multi-family                                              7,327         1.5%                   7,703        1.6%
                                                 ---------------------------------------------------------------------
                                                             317,515        63.7%                 312,345       63.9%

Agricultural loans                                            61,210        12.3%                  57,259       11.7%
Land and commercial real estate                               42,772         8.6%                  40,831        8.4%
Commercial business                                           28,078         5.6%                  22,961        4.7%
                                                 ---------------------------------------------------------------------
                                                             132,060        26.5%                 121,051       24.8%
Consumer loans:
     Home equity and second mortgages                         22,324         4.5%                  22,482        4.6%
     Automobile loans                                         10,880         2.1%                  11,550        2.3%
     Other                                                    15,850         3.2%                  21,272        4.4%
                                                 ---------------------------------------------------------------------
Total consumer loans                                          49,054         9.8%                  55,304       11.3%
                                                 ---------------------------------------------------------------------
          Total loans                                        498,629       100.0%                 488,700      100.0%
                                                                     =============                        ============
Less:
     Loans in process                                       (114,282)                            (110,657)
     Deferred fees                                              (480)                                (512)
     Allowance for loan losses                                (1,652)                              (1,701)
                                                 --------------------             ------------------------
         Total loans, net                               $    382,215                       $      375,830
                                                 ====================             ========================

-------------------------------------------------
1. Includes loans held for sale in the amount of $17.0 million and $17.1 million as of June 30, 2004 and September 30, 2003.

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

The  following  table  sets  forth   information  with  respect  to  the  Bank's
non-performing assets at the dates indicated:

                                                                                June 31,    September 30,
                                                                                  2004          2003
                                                                            -----------------------------
                                                                                  (dollars in thousands)
          Loans accounted for on a non-accrual basis:
          Mortgage loans:
               Residential construction loans                               $     3,746       $    3,819
               Permanent loans secured by one-to-four family units                  121              483
               Non-residential loans                                                734              884
          Non-mortgage loans:
               Commercial and agricultural                                        1,316              411
               Consumer                                                             216              442
                                                                            -----------------------------
          Total non-accrual loans                                                 6,133            6,039
          Foreclosed real estate and real estate held for investment              1,151            1,152
                                                                            -----------------------------
          Total non-performing assets                                       $     7,284       $    7,191
                                                                            =============================
          Total non-performing loans to net loans                                 1.60%            1.61%
                                                                            =============================
          Total non-performing loans to total assets                              1.20%            1.12%
                                                                            =============================
          Total non-performing assets to total assets                             1.43%            1.33%
                                                                            =============================

                                       10

The nonaccrual residential construction loans are comprised of 25 loans. The outstanding balance of the loans ranges from $1,000 to $470,000. There is one permanent loan secured by one-to-four family residential units for $121,000. The non-residential loan is a participation in a commercial real estate loan with another financial institution. A purchase agreement on the property is being negotiated. The nonaccrual commercial and agricultural loans are comprised of 26 loans. The outstanding values of these loans range from $4,500 to $566,000. The consumer loan total is made up of 13 loans that range from $1,000 to $96,000. The foreclosed real estate consists of 9 construction loans with balances between $5,000 and $198,000, a commercial real estate loan with a balance of $222,000 and one single family home for $142,000.

Other assets include a $1.7 million security deposit related to the previously announced proposed merger with MidCountry Financial Corp.

Deposits, after interest credited, decreased $10.1 million from $391.0 million at September 30, 2003 to $380.9 million at June 30, 2004. Overall cost of funds on deposits during the period decreased 73 basis points (100 basis points equals 1%) compared with the same nine month period in 2003, as a result of the Bank's attempt to maintain deposit rates consistent with competitors in the market place. Demand deposits increased $16.3 million or 23.4% from September 30, 2003 to June 30, 2004. Savings account balances decreased 9.0% during the same period, while certificates of deposit decreased $18.6 million. The Bank utilized the deposits for liquidity and to reduce Federal Home Loan Bank ("FHLB") borrowings.

Treasury stock decreased to 2,114,879 shares at June 30, 2004 due to the exercise of stock options. Treasury shares are used for general corporate purposes, including the issuance of shares in connection with the exercise of stock options. Total stockholders' equity increased $443,000 since September 30, 2003 mainly due to net income offset by a decrease in other comprehensive income coupled with the release of treasury shares. Total stockholder's equity was also reduced by the amount of dividends paid during the first nine months of the fiscal year. Accumulated other comprehensive income decreased as a result of changes in the net unrealized gains and losses on the available-for-sale securities due to fluctuations in interest rates. Because of interest rate volatility, the Corporation's accumulated other comprehensive income could materially fluctuate. Book value per share decreased from $22.30 at September 30, 2003 to $22.02 at June 30, 2004.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 and 2003

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                                Three Months Ended June 30,
                                         ---------------------------------------------------------------------------
                                             2004                                  2003
                                         ---------------------------------------------------------------------------
                                                                   Interest                              Interest
                                             Average               Yields &        Average               Yields &
                                             Balance    Interest  Rates (1)        Balance    Interest   Rates (1)
                                         ---------------------------------------------------------------------------
                                                                   (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 381,039   $ 6,712       7.05 %      $ 398,372   $ 7,399        7.43 %
     Mortgage-backed securities                56,583       585       4.14           39,795       385        3.87
     Investment securities (3)                 46,686       169       1.45           76,927       394        2.05
                                         -----------------------               -----------------------
          Total interest-earning assets       484,308     7,466       6.17          515,094     8,178        6.35
                                                      ---------------------                 ----------------------
          Other assets                         29,925                                29,232
                                         -------------                         -------------
Total assets                                $ 514,233                             $ 544,326
                                         =============                         =============

Liabilities:
     Interest-bearing deposits              $ 383,618   $ 1,611       1.68 %      $ 394,890   $ 2,293        2.32 %
     Borrowings                                72,000       972       5.40           93,000     1,256        5.40
                                         -----------------------               -----------------------
          Total interest-bearing
            liabilities                       455,618     2,583       2.27          487,890     3,549        2.91
                                                      ---------------------                 ----------------------
     Other liabilities                          6,422                                 6,742
                                         -------------                         -------------
          Total liabilities                   462,040                               494,632
Stockholders' equity                           52,193                                49,694
                                         -------------                         -------------

Total liabilities and stockholders' equity  $ 514,233                             $ 544,326
                                         =============                         =============

Net interest income                                     $ 4,883                               $ 4,629
                                                      ==========                            ==========
Net spread (4)                                                        3.90 %                                 3.44 %
Net margin (5)                                                        4.03 %                                 3.59 %

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

Net Income
The Corporation recorded net income of $1.0 million for the three months ended June 30, 2004, as compared to net income of $1.6 million for the three months ended June 30, 2003. This decrease in net income was $625,000 or 38.4%. The decrease in net income for third quarter 2004 was primarily the result of a decrease in noninterest income and an increased provision for loan losses. Net interest income increased $254,000 in the third quarter of fiscal 2004, an increase of 5.5% over third quarter 2003. The increase in net interest income was primarily due to a 64 basis point reduction in cost of funds, offset by an 18 basis point decline in yields on interest earning assets. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Noninterest income was 47.3% and 60.8% of noninterest expense for the quarters ended June 30, 2004 and 2003, respectively.

Total Interest Income
Total interest income decreased by $712,000 to $7.5 million for the quarter ended June 30, 2004 from the comparable 2003 period. The average yield on loans decreased to 7.05% for the quarter ended June 30, 2004 from 7.43% for the quarter ended June 30, 2003. During the same period, the average yield on mortgage-backed securities increased 27 basis points to 4.14%. The average yield on investment securities decreased to 1.45% for the three months ended June 30, 2004 from 2.05% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $2.6 million for the three months ended June 30, 2004 from $3.5 million for the same period in 2003. The average cost of deposits decreased 64 basis points to 1.68% for the quarter ended June 30, 2004 from 2.32% for the same period in 2003, as the rates offered by the Bank on deposits decreased. No assurance can be made that deposits can be maintained in the future without further increasing the cost of funds if interest rates continue to increase. The average balance of borrowings decreased $21.0 million to $72.0 million for the three months ended June 30, 2004 from $93.0 million for the three months ended June 30, 2003. The cost of borrowings remained the same at 5.40% for the quarter ended June 30, 2004. Borrowings decreased as the Bank utilized repayments of loans and investments to meet liquidity needs.

Net Interest Income
Net interest income increased by $254,000 to $4.9 million for the quarter ended June 30, 2004, from $4.6 million for the same period in 2003. Average interest-earning assets decreased $30.8 million from $515.1 million for the quarter ended June 30, 2003 to $484.3 million for the quarter ended June 30, 2004, while the average yield on interest-earning assets decreased from 6.35% for 2003 to 6.17% for 2004. Average interest-bearing liabilities decreased by $32.3 million to $455.6 million for the quarter ended June 30, 2004 from $487.9 million for the quarter ended June 30, 2003, while the cost of interest-bearing liabilities decreased from 2.91% in 2003 to 2.27% in 2004.

Provision for Loan Losses
The Corporation's provision for loan losses was $755,000 for the quarter ended June 30, 2004, compared to $305,000 for the same period in 2003. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers necessary to reflect probable incurred losses, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts. The increase was primarily due to a $300,000 valuation allowance for an agricultural credit and a $200,000 valuation allowance on a commercial building that were required due to impairment analysis. (See Allowance for Loan Losses Table on page 16.)

Noninterest Income
Total noninterest income decreased from $2.8 million for the quarter ended June 30, 2003 to $2.3 million for the quarter ended June 30, 2004. Gain on sale of loans decreased $497,000 over the same period in 2003 primarily due to a decrease in the refinancing market and loans that are sold in the secondary market. Other service charges and fees decreased from $461,000 for the three months ended June 30, 2003 to $437,000 for the same period ended June 30, 2004, which was mainly attributable to a decrease in servicing and late fees as the outstanding loan portfolio balance has decreased in the periods compared and also a reduction in the application fees related to a reduction in loan originations. Service charges on deposit accounts remained the same for the periods compared.

Noninterest Expense
Total noninterest expense increased $260,000 from June 30, 2003 as compared to the same period in 2004. Compensation and benefits remained at $2.8 million for the periods compared. Occupancy and equipment expense increased $53,000 over the periods compared. This increase was mainly attributable to an increase in amortization and depreciation expense on software and computer updates as the Bank continues to enhance its data systems. Professional expense increased $146,000 over the periods compared due primarily to the increased costs in the previously announced proposed merger of the Corporation with MidCountry Financial Corp.

Income Tax Expense
Income taxes decreased to $567,000 for the quarter ended June 30, 2004 from $894,000 for the same period in 2003 due to a decrease of $952,000 in pretax income.

Comparison of the Nine Months Ended June 30, 2004 and 2003

The following table sets forth information with respect to the Corporation's average balance sheet, interest and dividends earned and paid and related yields and rates (dollars in thousands):

                                                                   Nine Months Ended June 30,
                                         -------------------------------------------------------------------------------
                                             2004                                   2003
                                         -------------------------------------------------------------------------------
                                                                    Interest                                Interest
                                             Average                Yields &         Average                Yields &
                                             Balance     Interest   Rates (1)        Balance    Interest    Rates (1)
                                         -------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Assets:
     Loans receivable (2)                   $ 373,581   $ 20,137        7.19 %     $ 409,417     $23,304        7.59 %
     Mortgage-backed securities                41,907      1,306        4.16          43,653       1,347        4.11
     Investment securities (3)                 75,909        874        1.54          61,912       1,019        2.19
                                         ------------------------                ------------------------
          Total interest-earning assets       491,397     22,317        6.06         514,982      25,670        6.65
                                                      -----------------------                ------------------------
          Other assets                         30,111                                 29,426
                                         -------------                           ------------
Total assets                                $ 521,508                              $ 544,408
                                         =============                           ============

Liabilities:
     Interest-bearing deposits              $ 384,748    $ 5,166        1.79 %     $ 395,368     $ 7,485        2.52 %
     Borrowings                                78,843      3,201        5.41          93,934       3,818        5.42
                                         ------------------------                ------------------------
          Total interest-bearing
            liabilities                       463,591      8,367        2.41         489,302      11,303        3.08
                                                      -----------------------                ------------------------
     Other liabilities                          5,936                                  6,988
                                         -------------                           ------------
          Total liabilities                   469,527                                496,290
Stockholders' equity                           51,981                                 48,118
                                         -------------                           ------------

Total liabilities and stockholders' equity  $ 521,508                              $ 544,408
                                         =============                           ============

Net interest income                                     $ 13,950                                 $14,367
                                                      ===========                            ============
Net spread (4)                                                          3.65 %                                  3.57 %
Net margin (5)                                                          3.79 %                                  3.72 %
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

Net Income
The Corporation recorded net income of $3.2 million for the nine months ended June 30, 2004, as compared to net income of $4.9 million for the nine months ended June 30, 2003. This decrease in net income was $1.7 million or 35.4%. The decrease in net income for the nine-month period was primarily the result of a decrease in net interest income and noninterest income. Net interest income decreased $417,000 for the nine months ended June 30, 2004, a decrease of 2.9% over the same period in 2003. The decrease in net interest income was primarily due to a 59 basis point decline in yields on interest earning assets offset by a 67 basis point reduction on cost of funds. The mix of the Bank's deposits helped to stabilize its cost of funds in this lower interest rate environment. Noninterest income was 47.9% and 58.8% of noninterest expense for the nine months ended June 30, 2004 and 2003, respectively.

Total Interest Income
Total interest income decreased by $3.4 million to $22.3 million for the nine months ended June 30, 2004 from the comparable 2003 period. The average yield on loans decreased to 7.19% for the nine months ended June 30, 2004 from 7.59% for the nine months ended June 30, 2003. During the same period, the average yield on mortgage-backed securities increased 5 basis points to 4.16%. The average yield on investment securities decreased to 1.54% for the nine months ended June 30, 2004 from 2.19% for the same period in 2003.

Total Interest Expense
Total interest expense decreased to $8.4 million for the nine months ended June 30, 2004 from $11.3 million for the same period in 2003. The average cost of deposits decreased 73 basis points to 1.79% for the nine months ended June 30, 2004 from 2.52% for the same period in 2003, as the rates offered by the Bank on deposits decreased. No assurance can be made that deposits can be maintained in the future without increasing the cost of funds if interest rates increase. The average balance of borrowings decreased $15.1 million to $78.8 million for the nine months ended June 30, 2004 from $93.9 million for the nine months ended June 30, 2003. The cost of borrowings decreased one basis point to 5.41% for the nine months ended June 30, 2004 from 5.42% for the same period in 2003. Borrowings decreased as the Bank utilized repayments of loans and investments to meet liquidity needs.

Net Interest Income
Net interest income decreased by $417,000 to $14.0 million for the nine months ended June 30, 2004, from $14.4 million for the same period in 2003. Average interest-earning assets decreased $23.6 million from $515.0 million for the nine months ended June 30, 2003 to $491.4 million for the nine months ended June 30, 2004, while the average yield on interest-earning assets decreased from 6.65% for 2003 to 6.06% for 2004. Average interest-bearing liabilities decreased by $25.7 million to $463.6 million for the nine months ended June 30, 2004 from $489.3 million for the nine months ended June 30, 2003, while the cost of interest-bearing liabilities decreased from 3.08% in 2003 to 2.41% in 2004.

Provision for Loan Losses
The Corporation's provision for loan losses was $1.5 million for the nine months ended June 30, 2004, compared to $786,000 for the same period in 2003. The allowance for loan losses is established through a provision for loan losses charged to expense. While the Corporation maintains its allowance for losses at a level which it considers necessary to reflect probable incurred losses, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts. (See Provision for Loan Losses for the Three Months Ended June 30, 2004 discussion on page 13 and also the Allowance for Loan Losses Table on page 16).

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                             For the Nine Months
                                                                               Ended June 30,
                                                                   ----------------------------------------
                                                                          2004                2003
                                                                   ----------------------------------------
                                                                           (dollars in thousands)

           Average loans outstanding                                      $    373,581        $    409,417
                                                                   ----------------------------------------
           Allowance balance (beginning of period)                        $      1,701        $      1,681
                                                                   ----------------------------------------
           Provision:
                Residential and construction                                       690                 568
                Land and commercial real estate                                    203                   -
                Commercial and agricultural business                               590                 167
                Consumer                                                             -                  51
                                                                   ----------------------------------------
                     Total provision                                             1,483                 786

           Charge-offs:
                Residential and construction                                       626                 431
                Land and commercial real estate                                    204                  73
                Commercial and agricultural business                               590                 160
                Consumer                                                           205                 257
                                                                   ----------------------------------------
                     Total charge-offs                                           1,625                 921
           Recoveries:
                Residential and construction                                        33                   -
                Land and commercial real estate                                      -                   -
                Consumer                                                            60                  70
                                                                   ----------------------------------------
                     Total recoveries                                               93                  70
                                                                   ----------------------------------------
           Net charge-offs                                                       1,532                 851
                                                                   ----------------------------------------
           Allowance balance (end of period)                              $      1,652        $      1,616
                                                                   ========================================
           Allowance as percent of net loans                                     0.43%               0.41%
           Net loans charged off as a percent of average                         0.41%               0.21%
           loans

Noninterest Income
Total noninterest income decreased from $8.0 million for the nine months ended June 30, 2003 to $6.7 million for the nine months ended June 30, 2004. Gain on sale of loans decreased $1.5 million over the same period in 2003 primarily due to a decrease in the refinancing market and loans that are sold in the secondary market. Other service charges and fees decreased from $1.3 million for the nine months ended June 30, 2003 to $1.1 million for the same period ended June 30, 2004, which was mainly attributable to a decrease in servicing and late fees as the outstanding loan portfolio balance has decreased in the periods compared and a reduction in application fees related to a reduction in loan originations. Service charges on deposit accounts decreased $24,000. Net gains on sale of available-for-sale securities totaled $284,000 for the nine-month period as the Bank sold its equity securities and various debt securities.

Noninterest Expense
Total noninterest expense increased $315,000 from June 30, 2003 as compared to the same period in 2004. Compensation and benefits decreased $171,000 for the periods compared. Occupancy and equipment expense increased $217,000 over the periods compared. This increase was mainly attributable to an increase in amortization and depreciation expense on software and computer updates as the Bank continues to enhance its data systems. Professional expense increased $157,000 over the periods compared due primarily to the increased costs in the previously announced proposed merger of the Corporation with MidCountry Financial Corp.

Income Tax Expense
Income taxes decreased to $2.0 million for the nine months ended June 30, 2004 from $3.0 million for the same period in 2003 due to a decrease of $2.8 million in pretax income.

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

The amount of certificate accounts that are scheduled to mature during the twelve months ending June 30, 2005 is approximately $172.4 million. To the extent that these deposits do not remain upon maturity, the Bank believes that it can replace these funds with new deposits, excess liquidity and FHLB advances or outside borrowings. It has been the Bank's experience that substantial portions of such maturing deposits remain at the Bank.

The following table presents, as of June 30, 2004, the Corporation's significant fixed and determinable contractual obligations by payment date. The payment amount represents those amounts contractually due to the recipient and does not include any unamortized premiums or discounts or other similar carrying amount adjustments.

                                                         (in thousands)
                                       --------------------------------------------------------
                                          One          One to          Over
                                        Year or        Three          Three
                                         Less          Years          Years          Total
                                       --------------------------------------------------------
      Long-Term Debt

      FHLB borrowings                     $      -      $  10,000      $  62,000     $  72,000
                                       ========================================================

      Other Contractual Obligations
      Non-cancelable operating leases     $    362      $     696      $     104     $   1,162
      Unused lines of credit                40,971              -              -        40,971
      Standby letters of credit                302              -              -           302
      Development letters of credit          6,595              -              -         6,595
      Commitments to sell loans             19,128              -              -        19,128
      Commitments to extend credit           2,349              -              -         2,349

OTS regulations require the Bank to maintain core capital of 4.0% of assets, of which 2.0% must be tangible equity capital, excluding goodwill. The Bank is also required to maintain risk-based capital equal to 8.0% of total risk-based assets. The Bank's regulatory capital exceeded its tangible equity, tier 1 (risk-based), tier 1 (core) and risk-based capital requirements by 7.7%, 9.2%, 5.2% and 5.8%, respectively.

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

CONTROLS AND PROCEDURES

The  Corporation's   management   evaluated,   with  the  participation  of  the
Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Corporation nor any of its subsidiaries were engaged in any legal proceedings of a material nature at June 30, 2004. From time to time, the Corporation is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

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

               32.0 Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

          (b)  Reports on Form 8-K

               (i) The Corporation furnished a current report on Form 8-K on April 21, 2004 pursuant to items 7 and 12 to report operating results for the quarter ended March 31, 2004.
               (ii) The  Corporation  furnished a current  report on Form 8-K on
                    May 18, 2004 pursuant to items 5 and 7 to report the execution of a merger agreement whereby MidCountry Financial Corp. will acquire the Company.

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


                               FSF FINANCIAL CORP.




Date:  July 30, 2004                         By: /s/ Donald A. Glas
---------------------                            -------------------------------
                                                     Donald A. Glas
                                                     Chief Executive Officer






Date:  July 30, 2004                         By: /s/ Richard H. Burgart
---------------------                            -------------------------------
                                                     Richard H. Burgart
                                                     Chief Financial Officer